Form 10-Q
period 1995-03-30
ENERGY CONSERVATION INTERNATIONAL INC
filed 1996-08-29
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1995, due on August 14, 1995, actually filed on August 29, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 33-76634

                     ENERGY CONSERVATION INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


         Florida                                                59-3223766
 (State of Incorporation)                                  (IRS Employer ID No.)


                                503 Barnes Drive
                             Brandon, Florida 33511
                    (Address of principal executive offices)


                                 (813) 689 1041
                           (Issuer's Telephone Number)


     Vision Marketing Group, Inc. 28870 U.S. 19 North, Suite 300 Clearwater, FL 34621 12/31 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark  whether the  registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X    NO


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Common stock, $0.01 par value per share; 2,540,834 shares outstanding as of 8/15/96

                     ENERGY CONSERVATION INTERNATIONAL, INC.


                                Table of Contents

                                                                        Page No.


PART I   Financial Information

 Item 1     Financial Statements
               Index to Financial Statements                              F-1
               Balance Sheet                                              F-2
               Statement of Operations                                    F-3
               Statement of Stockholders' Equity                          F-4
               Statement of Cash Flows                                    F-5
               Notes to Financial Statements                              F-6

 Item 2     Managements' Discussion and Analysis                           12


PART II     Other Information

 Item 1       Legal Proceedings                                            13
 Item 2       Changes in Securities                                        13
 Item 3       Defaults Upon Senior Securities                              13
 Item 4       Submission of Matters to a Vote of Security Holders          13
 Item 5       Other Information                                            13
 Item 6       Exhibits and Reports on Form 8-K                             13



SIGNATURES                                                                 14

                     ENERGY CONSERVATION INTERNATIONAL, INC.

PART I    Financial Information

 Item 1      Financial Statements



                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Balance Sheets............................................................  F-2

Statements of Operations.................................................   F-3

Statements of Stockholders' Equity.......................................   F-4

Statements of Cash Flows.................................................   F-4

Notes to Financial Statements............................................   F-6

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                                 Balance Sheets


                                             December 31,           March 31,
                                                 1995                  1996
        ASSETS                                                     (Unaudited)

CURRENT ASSETS
    Cash                                  $         (55)                     0
    Accounts receivable                               0                      0
                                             -------------          ------------
       Total Current Assets                         (55)                     0
                                             -------------          ------------



PROPERTY AND EQUIPMENT (note 1b)
    Vehicles                                     16,000                16,000
    Less - Accumulated depreciation             (15,078)              (15,539)
                                             -------------          ------------
        Total Property and Equipment                922                   461
                                             -------------          ------------


OTHER ASSETS
    Note receivable from stockholder             11,523                11,419
    (note 7) Intangible assets, net               3,025                 2,978
    of amortization (note 1c)                -------------          ------------
       Total Other Assets                        14,548                14,397
                                             -------------          ------------
Total Assets                                 $   15,415                14,858
                                             =============          ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                         $   13,225                13,225
    Accrued interest and expenses                   523                   971
    Payroll taxes payable                         1,842                 1,900
    Income and intangible taxes payable           2,642                 2,658
                                             -------------          ------------
       Total Current Liabilities                 18,232                18,754
                                             -------------          ------------

LONG-TERM LIABILITIES
    Note payable                                15,249                 15,249
                                             -------------          ------------
    Total Long-Term Liabilities                 15,249                 15,249
                                             -------------          ------------
       Total Liabilities                        33,481                 34,003
                                             -------------          ------------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value;
     Authorized 50,000,000 shares; issued
     and outstanding 2,505,833 (note 2)         25,058                 25,058
    Preferred stock, no par value;
     Authorized 10,000,000 shares; issued
      and outstanding 0 (none) (note 2)              0                      0
    Additional paid in capital                  57,563                 57,563
    Retained earnings (deficit)               (100,687)              (101,766)
                                             -------------          ------------
Total Stockholders' Equity                     (18,066)               (19,145)
                                             -------------          ------------

Total Liabilities and Stockholders' Equity   $ (15,415)                14,858
                                             =============          ============











    The accompanying notes are an integral part of the financial statements.

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Operations


                                             3 months ended March 31,
                                             1995                1996
                                          (Unaudited)         (Unaudited)

        REVENUES
Product sales                            $          0                  0
Commissions                                         0                  0
Other                                             507                  0
                                         -------------      --------------
   Total Revenue                                  507                  0
                                         -------------      --------------

Cost of goods sold                                500                  0
                                         -------------      --------------

Gross profit                                        7                  0
                                         -------------      --------------

        EXPENSES
Advertising                                         0                  0
Amortization                                       47                 47
Automotive                                      2,210                  0
Bad debt (note 5)                                   0                  0
Bank charges                                      149                 50
Commissions                                         0                  0
Contributions                                       0                  0
Depreciation                                      461                461
Initial public offering costs                     200                  0
Insurance                                           0                  0
Interest and loan expenses                          0                448
Office supplies and expenses                      501                  0
Professional fees                                  70                  0
Rent                                              273                  0
Salaries                                            0                  0
Payroll taxes, penalties, interest, licenses    1,818                 73
Samples                                           457                  0
Travel and entertainment                          951                  0
Telephone                                       1,031                  0
Utilities                                           0                  0
Miscellaneous                                   2,403                  0
                                         -------------      --------------
   Total expenses                              10,571              1,079
                                         -------------      --------------

Net income (loss) before taxes                (10,564)            (1,079)
                                         -------------      --------------

Provision for income tax expense
   (benefit)                                     (576)                 0
                                         -------------      --------------
Net income (loss)                        $     (9,988)             (6,346)
                                         =============      ==============
Net income per share                     $      (0.01)              (0.01)
                                         =============      ==============
Shares outstanding                          2,505,833           2,505,833
                                         =============      ==============






    The accompanying notes are an integral part of the financial statements.

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                       Statements of Stockholders' Equity




                                                       Additional                       Retained         Total
                                          Common         Paid In        Preferred       Earnings/     Stockholders'
                                          Stock          Capital          Stock         (Deficit)        Equity



BALANCE, December 31, 1994                  25,058          57,563               0        (63,458)         19,163
Net loss                                         0               0               0        (16,451)        (16,451)
                                       -----------     -----------     -----------     -----------     -----------
BALANCE, June 30, 1995 (unaudited)     $    25,058          57,563               0        (79,909)          2,712
                                       ===========     ===========     ===========     ===========     ===========


































    The accompanying notes are an integral part of the financial statements.

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Cash Flows


                                                                   3 months ended March 31,
                                                                   1995                1996
CASH FLOWS FROM OPERATING ACTIVITIES:                           (Unaudited)         (Unaudited)

Net income/loss                                                 $   (9,988)             (1,079)
Adjustments to reconcile net loss to
        net cash used for operating activities:
  Amortization                                                          47                  47
  Depreciation                                                         461                 461
  Stock issued for services                                              0                   0
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                             0                   0
  Increase (decrease) in accounts payable                              350                   0
  Increase (decrease) in accrued interest and loan expenses              0                 448
  Increase in deferred income tax liability                           (576)                  0
  Increase (Decrease) in accrued salaries and payroll taxes          1,818                  58
  Increase in income taxes payable                                       0                  16
                                                               -------------       -------------
Net cash (used) provided by operating activities                    (7,888)                (49)
                                                               -------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  None


CASH FLOWS FROM FINANCING ACTIVITIES:

  Stockholder advance repayment                                       3,644                104
  Funds advanced to stockholder                                           0                  0
  Funds advanced on third party debt                                      0                  0
                                                               -------------       -------------
Net cash provided (used) by investing activities                      3,644                104
                                                               -------------       -------------


Net increase (decrease) in cash                                      (4,244)                55
                                                              --------------       -------------
CASH, beginning of period                                            10,797                (55)
                                                              --------------       -------------
CASH, end of period                                           $       6,553                  0
                                                              ==============       =============




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   None






    The accompanying notes are an integral part of the financial statements.

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                          Notes to Financial Statements
                                  (Unaudited)

(1) Summary of Significant Accounting Principles
     The Company Energy Conservation International, Inc. ("the Company") was chartered by the State of Florida on December 9, 1992 and conducts business from its headquarters in Clearwater, Florida. Some of the Company's national accounts are Home Shopping Network, QVC network, Fingerhut, Comb Liquidators and Damark.

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the three months ended March 31, 1995 and 1996 include all adjustments which in the opinion of management are necessary for fair presentation.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Revenue recognition The Company currently has two distinctly different revenue streams. These are:

     1) Commission sales - The Company acts in the capacity of a manufacturers representative by receiving orders for products supplied by the companies it represents and receives commissions for these sales. The Company normally receives a commission percentage of approximately 5% on sales of products sold on a recurring basis. It receives a higher percentage, approximately 8% to 10% on one time sales, such as closeouts. The Company normally accrues commission income at the time the customer accepts a shipment, as the customer reserves the right to modify or cancel the order prior to acceptance of the shipment. Net commission sales for the three months ended March 31, 1995 and 1996 were approximately $0.

     2) Product sales -   The  Company  recognizes the
revenue on these sales when the sales were invoiced, which was at delivery of goods to the purchasers. As these sales were final with no right of return, no reserves were established. Current sales of goods are FOB shipper dock and are invoiced at time of notification to the Company of shipment by the manufacturer.

b) Fixed assets Fixed assets are stated at cost. Depreciation is computed by the straight line method over the estimated useful lives of the assets, generally five and seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $461 and $461 for the three months ended March 31, 1995 and 1996.

     c) Intangible assets Intangible assets are composed of the rights to commercialize US Patent 5,081,171 issued January 14, 1992. The Company purchased these rights in February 1993 for 90,000 shares of stock valued at $3,586. These rights are being amortized over their remaining 16 year life using the straight-line method. Amortization amounted to $47 and $47 for the three months ended March 31, 1995 and 1996.

     (2) Stockholders' equity The Company has authorized 50,000,000 shares of $0.01 par value common stock, and 10,000,000 of $0.01 par value preferred stock. On November 10, 1992 the founder of the Company entered into an agreement to issue 200,000 shares of the then future company's common stock in exchange for certain legal services related to the founding of the Company and the patent rights negotiations. The founder valued

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued

     (2) Stockholders' equity, continued these services at $200. On December 9, 1992 the Company entered into an agreement with the owner of the Predecessor to exchange 55%, (2,200,000 shares), of the authorized shares of its common stock to the owner to effect a tax-free reorganization from a sole proprietorship to a corporation under the Internal Revenue Code Section 368(a)(1)(F). This transaction was effected at close of business December 31, 1992, with a valuation of $43,835.

     In February, 1993 the Company entered into two agreements to exchange 90,000 shares of the Company's common stock for the rights to commercialize US Patent 5,081,171, and for the recipient of the shares to terminate a then existing joint-venture formed for the purpose of commercializing said patent. The rights received by the Company were valued by the Board of Directors and the individual at $3,586.

     In March, 1993 the Company sold 3,333 shares of its' common stock for cash at a price of $3.00 per share, for a total of $10,000. In September, 1993 the Company sold 12,500 shares of its' common stock for cash at a price of $2.00 per share, for a total of $25,000.

     (3) Common stock public offering On November 10, 1992 the Board of Directors authorized the Company to sell up to 400,000 shares of the Company's common stock in a "self-underwritten" public offering pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933. On December 16, 1993 the Board of Directors voted to increase the number of shares offered hereby to 700,000. This offering is being made with a 35,000 share minimum, and is effective for one year from the effective date of the registration (June 7,
1995). The stock included in this offering is priced at $6.00 per share. This offering price was determined in a completely arbitrary manner and bears no relation to any recognized standard of value. The minimum required to be sold by the Company before it has access to the funds is $210,000 at the offering price, with a net to the Company of $182,700 after sales commissions and unaccountables, assuming all 35,000 shares are sold through a NASD broker/dealer. (No sales commissions and unaccountables will be paid to any officer or director). The maximum proceeds of this offering are $4,200,000, or $3,654,000 net of sales commissions and unaccountables, assuming all shares are sold through NASD broker/dealers.

     In September 1994 the Company entered into a Letter of Intent with Donnellan Haylett & Co., Inc. of Sarasota, FL to be the Underwriter on a "best efforts" basis for this offering. The terms of this Letter call for the Underwriter to receive commissions of 10% and a non-accountable expense allowance of 3% for each share sold. The Company also agreed to sell a warrant to the Underwriter, for $70, which allows the Underwriter to purchase one share for every ten shares sold by the Underwriter or certain dealers. The exercise price of the warrant is $7.20 per share, and is exercisable until 5 PM, EST, September 1, 1999. In July 1994 the Company terminated an agreement with another company which provided for marketing and related services related the Company's self-underwriting of its offering. This agreement was canceled due to the negotiations with Donnellan Haylett, which resulted in the Letter of Intent.

     In January 1995 as a result of the merger between Donnellan Haylett & Co., Inc. and Executive Securities, Inc. In which Donnellan Haylett became a wholly owned subsidiary of Executive, a new underwriting agreement was executed between the Company and Executive Securities. This agreement bears exactly the same terms and conditions as the previous agreement with Donnellan Haylett.

     (4) Commitments In February, 1993 the Company entered into a sales agreement with Pro-Tech Laboratories, Inc. of Reddington Beach, California for the sale of various products based on US Patent 5,081,171. This agreement includes provisions requiring minimum annual purchases, as well as limiting the market available to Pro-Tech for such sales. In February, 1993 the Company entered into an agreement with the owner of US,

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued

     (4) Commitments, continued as described in note (2). Further, this agreement includes payment of licensing royalties to said owner under Patent 5,081,171 the following schedule: for patented products - 9% of the first $500,000 of sales, 6% of the next $1,500,000 of sales, 5% of the next $3,000,000 of sales and 4% of sales exceeding $5,000,000; for unpatented products the percentages are 5%, 4%, 3% and 2% with exactly the same levels of sales. The Company is also granted the right of first refusal for any other patents granted to the inventor.

     In July, 1993 the Company entered into a manufacturing agreement with European Research Laboratories of Pompano Beach, Florida for the production of a line of cosmetic, skin and hair care products exclusively using the product label "Andre Collard". This agreement has no minimum purchase requirements.

     (5) Allowance for bad debts During October 1994 the Company evaluated the accounts receivable balances of its three principal customers. In the course of working with one of the customers it discovered two significant items. First, this customer had been forced to close the business by a governmental regulatory body. As a result it had canceled an order with the manufacturer on the day the goods were being shipped. The manufacturer had failed to notify the Company, which resulted in an overstatement of sales in the first two quarters of the year by $59,400. The Company reflected this adjustment as a reduction of sales in the third quarter.

     The Company also established a reserve of $62,886 against the remaining balance of this customer's account receivable at that time. The Company collected $27,795 of this reserve. At year end the Company determined that the remaining balance of $35,091 was uncollectible and wrote off this amount.

     Also, there was a dispute between another customer (commission basis) and the Company. The customer stated it owed the Company $14,488 less than the Company believed was owed. Due to this disagreement, which relates to a June transaction, the Company has established a reserve of $14,488 against this account receivable. The Company recovered $13,042 of this amount. At year end the Company determined that the remaining balance of $1,446 was uncollectible and wrote off this amount.

     As of December 31, 1994 the Company had recovered $40,837 of the amounts reserved against accounts receivable, which originally totaled $77,374. The Company believes that significant doubt exists as to the collectability of the remaining balance, therefore the Company chose to write-off the $36,537 balance remaining. As of March 31, 1996 the Company has not collected any additional amounts of this balance. The Company intends to fully review all accounts receivable on an at least quarterly basis in the future to determine the necessity of establishing reserves.

     (6) Industry Segment Information The Company has three distinct industry segments, of which two make up Product sales, and the third is the sole segment within the Commissions revenue stream. The Company sells household products strictly on commission for third-party manufacturers. The Product sales revenue stream is currently composed of its automotive products, but expects to sell its cosmetics line beginning in early 1995.

                                  Household Products          Automotive Products              Cosmetics
3 months ended March 31,           1995           1996          1995         1996            1995        1996


Revenue                         $      0             0             0             0             0          0
Profitability                   $      0             0        (2,063)            0        (2,063)         0
Identifiable assets             $      0             0         3,586         3,586             0          0
Depreciation                    $      0             0           231           230           230        230
Capital expenditures            $      0             0             0             0             0          0

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued

     (7) Note receivable from stockholder The Company has loaned the principal stockholder, Mr. Baker, $11,418 at March 31, 1996. This loan has been made without the benefit of collateral, nor does it carry a stated interest rate or maturity date.

     (8) Income taxes The Company had a deferred income tax asset of $0 at March 31, 1995 and $40,200 at March 31, 1996 resulting from net operating loss carryforwards totaling $101,766. The deferred tax asset is composed of $34,600 in federal and $5,600 for state. $100,687 of these loss carryforwards expire in 2010 and $1,079 in 2011. As the Company has had limited profitability, it has established a valuation allowance of $40,197.

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                      (f/k/a Vision Marketing Group, Inc.)


PART I Financial Information

Item 2 Managements Discussion and Analysis

Results of Operations - First Quarter, 1995 and 1996

Revenue for the quarter ended March 31, 1996 was non-existent as the Company has not been able to complete its public offering and was lacking funds to market its products.

In January, 1996 the negotiations for the acquisition of European Cosmetics, Inc. were terminated. The principal continued to search for acquisitions and other business venues and possibilities, but was unsuccessful.

The Company's operations were basically inactive as the principal had to seek alternative employment to meet his personal needs.

The only expenses were for bank service charges, and the bank accounts closed. The president did not receive any salaries due to lack of funds and revenue. The president has waived all rights to compensation for the quarter ended, March 31, 1996.

Plan of Operation

Management intends to use the net proceeds from its offering to further develop and expand the Company's existing operations and markets. The Company currently markets two product lines, the Slip brand of automotive products and a line of cosmetics sold under the brand name Andree Collard. The Company intends to test market the one minute commercial for the Slip products shortly after receipt of the net proceeds of this offering. The Company intends to develop its 25 minute infomercial for the Slip products upon completion of the one minute commercial test. The Company has also been developing other channels of distribution for the Slip products, such as new automobile dealerships, automobile manufacturers, fleet vehicle operators and cable television shopping networks.

The Company has been marketing its cosmetics product line to several regional and national retail department store chains. The Company also intends to develop other channels of distribution for the cosmetics product line shortly after receipt of the net proceeds of its offering. The Company also intends to hire several additional key personnel shortly after receipt of the net proceeds of its offering to include an Automotive National Sales Manager, a Cosmetics National Sales Manager and a Plant Manager among others.

Liquidity and Capital Resources

The Company's lack of operating revenues to provide sufficient cash to meet the Company's ordinary and usual needs. The Company's liquidity was severely affected by the events discussed in the results of operations. The Company expects its liquidity to be constricted until either operating revenues improve or the Company receives sufficient proceeds from its offering. The Company is not expected to enter into any agreements or contracts for expenditures beyond its current operating needs until sufficient proceeds from the offering are available to meet those needs. There is no assurance that sufficient funds will be received from the offering.

The Company's only known sources of capital are the proceeds from the sale of the common stock and anticipated cash from operating revenues. The Company may need to incur additional debt in the foreseeable future to fund operating expenses
                                       12

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                      (f/k/a Vision Marketing Group, Inc.)



PART II     Other Information


Item 1         Legal Proceedings

The Company is not a party to any pending legal proceedings.


Item 2         Changes in Securities

None


Item 3         Defaults Upon Senior Securities

None


Item 4         Submission of Matters to a Vote of Security Holders

None


Item 5         Other Information

The Company is filing this report to the Securities and Exchange Commission late. This report was due to have been filed on August 14, 1995, and it is actually being filed on August 29, 1996.


Item 6         Exhibits and Reports on Form 8-K

None

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                      (f/k/a Vision Marketing Group, Inc.)




                                   SIGNATURES


Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Energy Conservation International, Inc.
                                                    (Registrant)



                                       BY:   /s/ Daniel S. Pena, Sr.
                                             Daniel S. Pena, Sr.
                                             Chairman of the Board


DATE: August 29, 1996


                                       BY:   /s/ Jose A. Alvarez, CPA
                                             Jose A. Alvarez, CPA
                                             President, Chief Executive Officer,
                                             Chief Financial Officer





                                       BY:   /s/ Steven M. Alvarez
                                             Steven M. Alvarez
                                             Secretary





                                       BY:   /s/ Lucinda A. Burke
                                             Lucinda A. Burke
                                             Director





                                       BY:   /s/ David A. Reecher
                                             David A. Reecher
                                             Director