Form 10-Q
period 1995-06-30
ENERGY CONSERVATION INTERNATIONAL INC
filed 1996-08-29
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1995, due on August 14, 1995, actually filed on August 29, 1996.

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

Statements of Operations.................................................   F-3

Statements of Stockholders' Equity.......................................   F-4

Statements of Cash Flows.................................................   F-4

Notes to Financial Statements............................................   F-6

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                                 Balance Sheets


                                             December 31,            June 30,
                                                 1994                  1995
        ASSETS                                                     (Unaudited)

CURRENT ASSETS
    Cash                                  $     10,797                  1,839
    Accounts receivable                              0                      0
                                             -------------          ------------
       Total Current Assets                     10,797                  1,839
                                             -------------          ------------





PROPERTY AND EQUIPMENT (note 1b)
    Vehicles                                    16,000                16,000
    Less - Accumulated depreciation            (13,235)              (13,696)
                                             -------------          ------------
        Total Property and Equipment             2,765                 2,304
                                             -------------          ------------


OTHER ASSETS
    Note receivable from stockholder            25,158                20,343
    (note 7) Intangible assets, net              3,212                 3,165
    of amortization (note 1c)                -------------          ------------
       Total Other Assets                       28,370                23,508
                                             -------------          ------------
Total Assets                                 $  41,932                27,651
                                             =============          ============


        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                         $     493                   845
    Deferred income tax liability
     (note 8)                                      576                   576
    Payroll taxes payable                       19,612                21,430
    Income and intangible taxes payable          2,088                 2,088
                                             -------------          ------------
       Total Current Liabilities                22,769                24,939
                                             -------------          ------------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value;
     Authorized 50,000,000 shares; issued
     and outstanding 2,505,833 (note 2)        25,058                 25,058
    Preferred stock, no par value;
     Authorized 10,000,000 shares; issued
      and outstanding 0 (none) (note 2)             0                      0
    Additional paid in capital                 57,563                 57,563
    Retained earnings (deficit)               (63,458)               (79,909)
                                             -------------          ------------
Total Stockholders' Equity                     19,163                  2,712
                                             -------------          ------------

Total Liabilities and Stockholders' Equity   $ 41,932                 27,651
                                             =============          ============











    The accompanying notes are an integral part of the financial statements.

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Operations


                                               3 months ended June 30,              6 months ended June 30,
                                             1994                1995               1994                1995
                                          (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

        REVENUES
Product sales                            $     137,861                  0             137,861                   0
Commissions                                     22,882                  0              43,157                   0
Other                                                0                  1                   0                 504
                                         -------------      --------------      -------------       --------------
   Total Revenue                               160,743                  1             181,018                 504
                                         -------------      --------------      -------------       --------------

Cost of goods sold                                 500                  0              69,103                 500
                                         -------------      --------------      -------------       --------------

Gross profit                                   160,243                  1             111,915                   4
                                         -------------      --------------      -------------       --------------

        EXPENSES
Advertising                                      6,257                  0               6,257                   0
Amortization                                        47                  0                  47                  47
Automotive                                         249                147                 673               2,357
Bad debt (note 5)                                    0                  0                   0                   0
Bank charges                                        27                 36                  27                 185
Commissions                                          0                  0                   0                   0
Contributions                                        0                  0                   0                   0
Depreciation                                       461                461                 922                 461
Initial public offering costs                        0              2,550                   0               2,750
Insurance                                          391                  0                 391                   0
Office supplies and expenses                     1,200                616               1,883               1,118
Professional fees                                    0                  0                 300                  70
Rent                                               182                274                 457                 547
Salaries                                         7,000                  0              17,500                   0
Payroll taxes, penalties, interest, licenses         0                  0                   0               1,818
Samples                                            550                  0                 550                 457
Travel and entertainment                           682                300               1,432               1,251
Telephone                                          915                639               1,790               1,670
Miscellaneous                                      146              1,324                 396               3,724
                                         -------------      --------------      -------------       --------------
   Total expenses                               11,177              6,347              32,625              16,455
                                         -------------      --------------      -------------       --------------

Net income (loss) before taxes                 149,066             (6,346)             79,290             (16,451)
                                         -------------      --------------      -------------       --------------

Provision for income tax expense
   (benefit)                                         0                  0              15,209                   0
                                         -------------      --------------      -------------       --------------
Net income (loss)                        $     149,066             (6,346)             64,081             (16,451)
                                         =============      ==============      =============       ==============
Net income per share                     $        0.06               0.01                0.03                0.01
                                         =============      ==============      =============       ==============
Shares outstanding                           2,505,833          2,505,833           2,505,833           2,505,833
                                         =============      ==============      =============       ==============






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

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Cash Flows


                                                            6 months ended June 30,
                                                           1994                1995
CASH FLOWS FROM OPERATING ACTIVITIES:                   (Unaudited)         (Unaudited)

Net income/loss                                         $    64,081             (16,451)
Adjustments to reconcile net loss to
        net cash used for operating activities:
  Amortization                                                    0                  47
  Depreciation                                                  922                 461
  Stock issued for services                                       0                   0
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable               (122,662)                  0
  Increase (decrease) in accounts payable                    61,619                 352
  Increase in deferred income tax liability                      13                   0
  Increase in payroll taxes payable                               0               1,818
  Increase in income taxes payable                           15,196                   0
                                                       -------------       -------------
Net cash (used) provided by operating activities             19,169             (13,773)
                                                       -------------       -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Stockholder advance repayment                                   0              22,394
  Funds advanced to stockholder                                   0             (17,579)
                                                       -------------       -------------
Net cash provided (used) by investing activities                  0               4,815
                                                       -------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   None


Net increase (decrease) in cash                              19,169             (8,958)
                                                      --------------       ------------
CASH, beginning of period                                     2,925             10,797
                                                      --------------       ------------
CASH, end of period                                          22,094              1,839
                                                      ==============       ============




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

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the six months ended June 30, 1994 and 1995 include all adjustments which in the opinion of management are necessary for fair presentation.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Revenue recognition The Company currently has two distinctly different revenue streams. These are:

     1) Commission sales - The Company acts in the capacity of a manufacturers representative by receiving orders for products supplied by the companies it represents and receives commissions for these sales. The Company normally receives a commission percentage of approximately 5% on sales of products sold on a recurring basis. It receives a higher percentage, approximately 8% to 10% on one time sales, such as closeouts. The Company normally accrues commission income at the time the customer accepts a shipment, as the customer reserves the right to modify or cancel the order prior to acceptance of the shipment. Net commission sales for the six months ended June 30, 1994 were approximately $43,157 and $0, for the six months ended June 30, 1995.

     2) Product sales - The Company recognizes the revenue on these sales when the sales were invoiced, which was at delivery of goods to the purchasers. As these sales were final with no right of return, no reserves were established. Current sales of goods are FOB shipper dock and are invoiced at time of notification to the Company of shipment by the manufacturer.

     b) Fixed assets Fixed assets are stated at cost. Depreciation is computed by the straight line method over the estimated useful lives of the assets, generally five and seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $922 and $461 for the six months ended June 30, 1994 and 1995.

     c) Intangible assets Intangible assets are composed of the rights to commercialize US Patent 5,081,171 issued January 14, 1992. The Company purchased these rights in February 1993 for 90,000 shares of stock valued at $3,586. These rights are being amortized over their remaining 16 year life using the straight-line method. Amortization amounted to $47 for the six months ended June 30, 1994 and 1995.

     (2) Stockholders' equity The Company has authorized 50,000,000 shares of $0.01 par value common stock, and 10,000,000 of no par value preferred stock. On November 10, 1992 the founder of the Company entered into an agreement to issue 200,000 shares of the then future company's common stock in exchange for certain legal services related to the founding of the Company and the patent rights negotiations. The founder valued

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued

     (2) Stockholders' equity, continued these services at $200. On December 9, 1992 the Company entered into an agreement with the owner of the Predecessor to exchange 55%, (2,200,000 shares), of the authorized shares of its common stock to the owner to effect a tax-free reorganization from a sole proprietorship to a corporation under the Internal Revenue Code Section 368(a)(1)(F). This transaction was effected at close of business December 31, 1992, with a valuation of $43,835.

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

     In September 1994 the Company entered into a Letter of Intent with Donnellan Haylett & Co., Inc. of Sarasota, FL to be the Underwriter on a "best efforts" basis for this offering. The terms of this Letter call for the Underwriter to receive commissions of 10% and a non-accountable expense allowance of 3% for each share sold. The Company also agreed to sell a warrant to the Underwriter, for $70, which allows the Underwriter to purchase one share for every ten shares sold by the Underwriter or certain dealers. The exercise price of the warrant is $7.20 per share, and is exercisable until 5 PM, EST, September 1, 1999. In July 1994 the Company terminated an agreement with another company which provided for marketing and related services related to the Company's self-underwriting of its offering. This agreement was canceled due to the negotiations with Donnellan Haylett, which resulted in the Letter of Intent.

     In January 1995, as a result of the merger between Donnellan Haylett & Co., Inc. and Executive Securities, Inc. in which Donnellan Haylett became a wholly owned subsidiary of Executive, a new underwriting agreement was executed between the Company and Executive Securities. This agreement bears exactly the same terms and conditions as the previous agreement with Donnellan Haylett.

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

     As of December 31, 1994 the Company had recovered $40,837 of the amounts reserved against accounts receivable, which originally totaled $77,374. The Company believes that significant doubt exists as to the collectability of the remaining balance, therefore the Company chose to write-off the $36,537 balance remaining. As of June 30, 1995 the Company has not collected any additional amounts of this balance. The Company intends to fully review all accounts receivable on an at least a quarterly basis in the future to determine the necessity of establishing reserves.

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

                                  Household Products          Automotive Products              Cosmetics
6 months ended June 30,           1995           1994          1995         1994            1995        1994


Revenue                         $      0        43,157             0       137,861             0          0
Profitability                   $      0        43,157             0        68,758             0          0
Identifiable assets             $      0             0         3,586         3,586             0          0
Depreciation                    $      0           230           231           231           230          0
Capital expenditures            $      0             0             0             0             0          0

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued

     (7) Note receivable from stockholder The Company has loaned the principal stockholder, Mr. Baker, $20,343 at June 30, 1995. This loan has been made without the benefit of collateral, nor does it carry a stated interest rate or maturity date.

     (8) Income taxes The Company had a deferred income tax asset of $0 at June 30, 1994 and $31,600 at June 30, 1995 resulting from net operating loss carryforwards totalling $79,900. The deferred tax asset is composed of $27,200 for federal and $4,400 for state. These loss carryforwards expire in 2010. As the Company has had limited profitability, it has established a valuation allowance of $31,600.

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                      (f/k/a Vision Marketing Group, Inc.)

PART I Financial Information

Item 2 Management's Discussion and Analysis

Results of Operations - Second Quarter, 1995 and 1994

Revenue for the second quarter 1995, was non-existent and decreased 100% from the second quarter 1994. This decrease is partly due to the Company's principal customer for its automotive products ceasing operations in late 1994. The Company continued the process of negotiating for placement of its cosmetics product line in a variety of outlets. These efforts were expected to produce purchase orders for product in the third quarter of 1995.

In addition, the principal of the Company was spending the majority of his time trying to develop selling syndicate members for the Company's initial public offering, by phone, fax, mail and personal visits.

The Company was also awaiting the proceeds from its offering to proceed with the test marketing of its automotive product line, as the Company did not have the funds to proceed on its own. Due to the inability of the Company to secure bonding and/or other funding, business that was available could not be concluded. As a result, the Company recorded no sales in the second quarter 1995.

Expenses fell 50.4% in the second quarter 1995, from the second quarter 1994. A large portion of this decrease is due to the president not drawing a salary, as the Company did not have the funds and there was virtually no revenue. The president waived all rights to compensation for the second quarter 1995.

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

The Company has been marketing its cosmetics product line to several regional and national retail department store chains. The Company also intends to develop other channels of distribution for the cosmetics product line shortly after receipt of the net proceeds of its offering. The Company also intends to hire several additional key personnel shortly after receipt of the net proceeds of its offering, to include an Automotive National Sales Manager, a Cosmetics National Sales Manager and a Plant Manager, among others.

Liquidity and Capital Resources

The Company's lack of operating revenues has failed to provide sufficient cash to meet the Company's ordinary and usual needs. The Company's liquidity was severely affected by the events discussed in the Results of Operations. The Company expects its liquidity to be constricted until either operating revenues improve or the Company receives sufficient proceeds from its offering. The
Company is not expected to enter into any agreements or contracts for expenditures beyond its current operating needs until sufficient proceeds from the offering are available to meet those needs. There is no assurance that sufficient funds will be received from the offering.

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