Form 10-Q
period 1995-09-30
ENERGY CONSERVATION INTERNATIONAL INC
filed 1996-08-29
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1995, due on November 14, 1995, actually filed on August 29, 1996.

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

Statements of Operations.................................................   F-3

Statements of Stockholders' Equity.......................................   F-4

Statements of Cash Flows.................................................   F-4

Notes to Financial Statements............................................   F-6

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                                 Balance Sheets


                                             December 31,          September 30,
                                                 1994                  1995
        ASSETS                                                     (Unaudited)

CURRENT ASSETS
    Cash                                  $     10,797                  3,218
    Accounts receivable                              0                 12,240
                                             -------------          ------------
       Total Current Assets                     10,797                 15,458
                                             -------------          ------------





PROPERTY AND EQUIPMENT (note 1b)
    Vehicles                                    16,000                16,000
    Less - Accumulated depreciation            (13,235)              (14,618)
                                             -------------          ------------
        Total Property and Equipment             2,765                 1,382
                                             -------------          ------------


OTHER ASSETS
    Note receivable from stockholder            25,158                14,759
    (note 7) Intangible assets, net              3,212                 3,072
    of amortization (note 1c)                -------------          ------------
       Total Other Assets                       28,370                17,831
                                             -------------          ------------
Total Assets                                 $  41,932                34,671
                                             =============          ============


        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                         $     493                 4,511
    Deferred income tax liability
     (note 8)                                      576                   576
    Payroll taxes payable                       19,612                18,318
    Income and intangible taxes payable          2,088                 2,088
                                             -------------          ------------
       Total Current Liabilities                22,769                25,493
                                             -------------          ------------
LONG-TERM LIABILITIES
    Note payable                                     0                15,000
                                             -------------          ------------
    Total Long-Term Liabilities                      0                15,000
                                             -------------          ------------
       Total Liabilities                        22,769                40,493
                                             -------------          ------------
STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value;
     Authorized 50,000,000 shares; issued
     and outstanding 2,505,833 (note 2)        25,058                 25,058
    Preferred stock, no par value;
     Authorized 10,000,000 shares; issued
      and outstanding 0 (none) (note 2)             0                      0
    Additional paid in capital                 57,563                 57,563
    Retained earnings (deficit)               (63,458)               (88,443)
                                             -------------          ------------
Total Stockholders' Equity                     19,163                 (5,822)
                                             -------------          ------------

Total Liabilities and Stockholders' Equity   $ 41,932                 34,671
                                             =============          ============



    The accompanying notes are an integral part of the financial statements.

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Operations


                                           3 months ended September 30,           9 months ended September 30,
                                             1994                1995               1994                1995
                                          (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)

        REVENUES
Product sales                            $    (50,466)            12,240              87,395               12,240
Commissions                                         0                  0              43,157                    0
Other                                               0                  1                   0                  505
                                         -------------      --------------      -------------       --------------
   Total Revenue                              (50,466)            12,241             130,552               12,745
                                         -------------      --------------      -------------       --------------

Cost of goods sold                            (25,347)             3,666              43,756                4,166
                                         -------------      --------------      -------------       --------------

Gross profit                                  (75,813)             8,575              86,796                8,579
                                         -------------      --------------      -------------       --------------

        EXPENSES
Advertising                                         0                  0               6,257                    0
Amortization                                      168                 93                 168                  140
Automotive                                         23              1,270                 696                3,627
Bad debt (note 5)                              68,459                  0              68,459                    0
Bank charges                                        0                 82                   0                  267
Commissions                                         0                  0                   0                    0
Contributions                                       0                  0                   0                    0
Depreciation                                      461                921               1,383                1,382
Initial public offering costs                       0                300                   0                3,050
Insurance                                         179                432                 570                  432
Office supplies and expenses                      358              1,144               2,241                2,262
Professional fees                                 300                  0                 600                   70
Rent                                              182                272                 639                  819
Salaries                                       16,000                  0              33,500                    0
Payroll taxes, penalties, interest             11,233              3,322              11,233                5,140
Samples                                             0                  0                   0                  457
Travel and entertainment                        1,400              2,326               2,832                3,577
Telephone                                         701              2,194               2,491                3,864
Utilities                                           0                810                   0                  810
Miscellaneous                                   1,647              3,943               2,677                7,667
                                         -------------      --------------      -------------       --------------
   Total expenses                             101,111             17,109             133,736               33,564
                                         -------------      --------------      -------------       --------------

Net income (loss) before taxes               (176,924)             (8,534)           (46,940)             (24,985)
                                         -------------      --------------      -------------       --------------

Provision for income tax expense              (20,452)                  0             (5,333)                   0
                                         -------------      --------------      -------------       --------------
Net income (loss)                        $   (197,376)             (8,534)           (41,607)             (24,985)
                                         =============      ==============      =============       ==============
Net income per share                     $      (0.08)              (0.01)             (0.02)               (0.01)
                                         =============      ==============      =============       ==============
Shares outstanding                          2,505,833           2,505,833          2,505,833            2,505,833
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

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Cash Flows


                                                         9 months ended September 30,
                                                           1994                1995
CASH FLOWS FROM OPERATING ACTIVITIES:                   (Unaudited)         (Unaudited)

Net income/loss                                         $  (41,607)            (24,985)
Adjustments to reconcile net loss to
        net cash used for operating activities:
  Amortization                                                 168                 140
  Depreciation                                               1,383               1,382
  Stock issued for services                                      0                   0
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable               (71,697)            (12,240)
  Increase in allowance for doubtful accounts               68,459                   0
  Increase (decrease) in accounts payable                   36,171               4,018
  Increase in deferred income tax liability                 (1,220)                  0
  (Decrease) in payroll taxes payable                       32,168              (1,294)
  Increase in income taxes payable                          (5,333)                  0
                                                       -------------       -------------
Net cash (used) provided by operating activities            18,492             (32,979)
                                                       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stockholder advance repayment                                  0              40,145
  Funds advanced to stockholder                            (20,934)            (29,745)
  Funds advanced on third party debt                             0              15,000
                                                       -------------       -------------
Net cash provided (used) by investing activities           (20,934)             25,400
                                                       -------------       -------------




Net increase (decrease) in cash                             (2,442)            (7,579)
                                                      --------------       ------------
CASH, beginning of period                                    2,925             10,797
                                                      --------------       ------------
CASH, end of period                                            483              3,218
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

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The financial statements for the nine months ended September 30, 1994 and 1995 include all adjustments which in the opinion of management are necessary for fair presentation.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Revenue recognition The Company currently has two distinctly different revenue streams. These are:

     1) Commission sales - The Company acts in the capacity of a manufacturers representative by receiving orders for products supplied by the companies it represents and receives commissions for these sales. The Company normally receives a commission percentage of approximately 5% on sales of products sold on a recurring basis. It receives a higher percentage, approximately 8% to 10% on one time sales, such as closeouts. The Company normally accrues commission income at the time the customer accepts a shipment, as the customer reserves the right to modify or cancel the order prior to acceptance of the shipment. Net commission sales for the nine months ended September 30, 1994 were approximately $43,157 and $0, for the nine months ended September 30, 1995.

     2) Product sales - The Company recognizes the revenue on these sales when the sales were invoiced, which was at delivery of goods to the purchasers. As these sales were final with no right of return, no reserves were established. Current sales of goods are FOB shipper dock and are invoiced at time of notification to the Company of shipment by the manufacturer.

     b) Fixed assets Fixed assets are stated at cost. Depreciation is computed by the straight line method over the estimated useful lives of the assets, generally five and seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $1,383 and $1,382 for the nine months ended September 30, 1994 and 1995.

     c) Intangible assets Intangible assets are composed of the rights to commercialize US Patent 5,081,171 issued January 14, 1992. The Company purchased these rights in February 1993 for 90,000 shares of stock valued at $3,586. These rights are being amortized over their remaining 16 year life using the straight-line method. Amortization amounted to $168 and $140 for the nine months ended September 30, 1994 and 1995.

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

     As of December 31, 1994 the Company had recovered $40,837 of the amounts reserved against accounts receivable, which originally totaled $77,374. The Company believes that significant doubt exists as to the collectability of the remaining balance, therefore the Company chose to write-off the $36,537 balance remaining. As of September 30, 1995 the Company has not collected any additional amounts of this balance. The Company intends to fully review all accounts receivable on an at least quarterly basis in the future to determine the necessity of establishing reserves.

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

                                  Household Products          Automotive Products              Cosmetics
9 months ended September 30,     1995           1994          1995         1994            1995        1994


Revenue                         $      0        43,157             0        87,395             0          0
Profitability                   $      0        43,157             0        43,369             0          0
Identifiable assets             $      0             0         3,586         3,586             0          0
Depreciation                    $      0           345           346           345           346          0
Capital expenditures            $      0             0             0             0             0          0

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued

     (7) Note receivable from stockholder The Company has loaned the principal stockholder, Mr. Baker, $14,759 at September 30, 1995. This loan has been made without the benefit of collateral, nor does it carry a stated interest rate or maturity date.

     (8) Income taxes The Company had a deferred income tax asset of $0 at September 30, 1994 and $35,000 at September 30, 1995 resulting from net operating loss carryforwards totalling $88,443. The deferred tax asset is composed of $30,100 for federal and $4,900 for state. These loss carryforwards expire in 2010. As the Company has had limited profitability, it has established a valuation allowance of $31,600.

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                      (f/k/a Vision Marketing Group, Inc.)


PART I Financial Information

Item 2 Managements Discussion and Analysis

Results of Operations - Third Quarter, 1995 and 1994

Revenue for the third quarter, 1995 was $12,240 and decreased 100% from the third quarter, 1994. This revenue was a result of the Company's negotiations related to its cosmetic product line. The Company's automotive products sales were non-existent. The Company continued discussions to proceed its test marketing and sales of its automotive product line. However, due to the inability of the Company to secure bonding and/or other funding as it awaited the proceeds from its offering, possible available business could not be concluded. As a result, the Company revenues were minimal in the third quarter, 1995. In addition, the principal of the Company continued to spend the majority of his time attempting to secure syndicate agreements and potential investors in the state of Florida for the Company's initial public offering by phone, fax, mail and personal visits. Expenses fell 83.1% in the third quarter, 1995 from the second quarter, 1994. The president of the Company did not draw a salary as the Company did not have the funds. The president waived all rights to compensation for the third quarter, 1995.

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