Form 10KSB
period 1995-12-31
ENERGY CONSERVATION INTERNATIONAL INC
filed 1996-08-29
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - [Fee Required]

For the fiscal year ended DECEMBER 31, 1995, due on March 30, 1996, actually filed on August 29, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No Fee Required]
For the transition period from                 to

                         Commission file number 33-76634

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             Florida                                        59-3223766
                                                          (IRS Employer ID No.)
 (State or other jurisdiction
  of incorporation or organization)


                                503 Barnes Drive
                             Brandon, Florida 33511
                    (Address of principal executive offices)
Issuer's telephone number (813) 689 1041

Securities registered under Section 12(b) of the Exchange Act:
Title of each class                Name of each exchange on which registered
     None                                    None


Securities registered under Section 12(g) of the Exchange Act:
                                            Common Stock, no par value
                                                 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuers' revenues for its most recent fiscal year: $2,505

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of August 15, 1996 - $4,093,998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of August 15, 1996 - 2,540,834 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Description of Business.
See Plan of Operation, below.

Item 2. Description of Property.
None.

Item 3. Legal Proceedings.
The Company is not a party to any pending legal proceedings to the best of its' knowledge.

Item 4. Submission of Matters to a Vote of Security Holders. The Company did not submit any matters to a vote of security holders during the fourth quarter.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
There is currently no public trading market for the Company's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations - Fiscal Years 1995 and 1994

Revenue for the year ended, December 31, 1995 decreased 94.2 % from 1994. The Company had redirected it's focus from commission sales to direct product sales, and did not seek out customers, products or sales in the commission only arena. The Company's efforts in regard to pricing its line of cosmetics in the marketplace was not very successful. The Company reported revenues of $12,240 in the third quarter related to cosmetic sales, however, in the fourth quarter there was a sales return of $10,240 leaving only a net revenue of $2,000. Despite the Company's efforts and discussions to proceed with the test marketing and sales of its automotive product line, the Company's inability to secure bonding and/or funding as it awaited the proceeds from its offering, possible available business could not be concluded. Also, the lack of funds had a large impact on the marketing of its cosmetic products. In addition, the principal of the Company, spend the majority of his time related to its initial public offering, regarding preparation of the prospects attempting to secure syndicate agreements and potential investors in Florida by phone, fax, mail and personal visits.

During the fourth quarter the Company lost the underwriter (Executive Securities, Inc.) for its initial public offering due to its inability to secure investors for this type of offering. The Company, then during the fourth quarter focused on locating acquisitions to build its asset and revenue base. It tried to acquire and negotiated for the acquisition of European Cosmetics, Inc., the manufacturer that produced the Company's Andre' Collard Line of cosmetics. However, in January, 1996 these negotiations failed.

The Company's principal was the only employee and his time limited, this, along with the lack of funds to properly proceed with marketing and sales resulted in the minimal revenue for the year, 1995. Expenses decreased 56.3% in 1995 from 1994. A large portion of this decrease ($33,500) was due to the president not drawing a salary as the Company did not have the funds and there were minimal revenues. The president waived all rights to compensation for the year, 1995. Other major decreases related to a $36,537 (100%) decrease of bad debts from 1994 compared to $0 for 1995. Advertising of $7,880 in 1994 decreased (100%) to $0 for 1995. Various other expenses decreased with some minor increases in some categories. The major increase of expenses was for professional fees $12,070 in 1995 compared to $1,278 in 1994 (a 1000 % increase) related to auditing costs for the prospectus.

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

The Company's only known sources of capital are the proceeds from the sale of the common stock and anticipated cash from operating revenues. The Company may need to incur additional debt in the foreseeable future to fund operating expenses.

The Company obtained a $15,000 line of credit from a bank, and the principal repaid a portion of the note he owed the Company. These proceeds were utilized to pay for operating expenses and to greatly reduce the payroll tax liability owed to the I.R.S.

Item 7. Financial Statements.
Attached as Exhibit 1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.
William E. Baker, Jr. - President, CEO and Chairman
Charles R. Nixon - Vice President and Director
Jose A. Alvarez, CPA - CFO
Dottie S. Baker - Secretary and Director
Harry W. Brooks, Jr. - Director
Edward Church - Director

Item 10. Management Remuneration and Transactions.
None

Item 11. Security Ownership of Certain Beneficial Owners and Management. William E. and Dottie S. Baker own 2,051,833 shares
Charles R. and Helena Nixon own 60,000 shares
Jose A. Alvarez, CPA owns 100,000 shares

Item 12. Management Transactions.
None

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K and 8-K/A. During the last quarter of the fiscal year ended December 31, 1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 1996

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                              a Florida Corporation


                         By:     /s/     Daniel     S.     Pena,     Sr.

                                 Daniel S. Pena, Sr.
                                 Chairman of the Board


                         By:     /s/     Jose    A.     Alvarez,     CPA

                                 Jose A. Alvarez, CPA
                                 President,  Chief Executive  Officer,  Chief
                                 Financial Officer


                         By:      /s/      Steven      M.      Alvarez

                                  Steven M. Alvarez
                                  Secretary


                         By:      /s/       Lucinda      A.      Burke

                                  Lucinda A. Burke
                                  Director



                         By:      /s/      David      A.       Reecher

                                  David A. Reecher
                                  Director

EXHIBIT 1







                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Certified Public Accountant ........................  F-2

Balance Sheets............................................................  F-3

Statements of Operations.................................................   F-4

Statements of Stockholders' Equity.......................................   F-5

Statements of Cash Flows.................................................   F-6

Notes to Financial Statements............................................   F-7

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To: The Board of Directors
    Energy Conservation International, Inc.
    Brandon, Florida

We have audited the accompanying balance sheets of Energy Conservation International, Inc., (the "Company")(f/k/a Vision Marketing Group, Inc.), as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Conservation International, Inc. at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 1995, in conformity with generally accepted accounting principles.








Durland & Company, CPAs, PA




Palm Beach, Florida
August 7, 1996



                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                                 Balance Sheets


                                                       December 31, December 31,
                                                           1994         1995
ASSETS

CURRENT ASSETS
    Cash ...............................................   $ 10,797         (55)
    Accounts receivable ................................          0           0
                                                           --------    --------
       Total Current Assets ............................     10,797         (55)
                                                           --------    --------





PROPERTY AND EQUIPMENT (note 1b)
    Vehicles ...........................................     16,000      16,000
    Less - Accumulated depreciation ....................    (13,235)    (15,078)
                                                           --------    --------
        Total Property and Equipment ...................      2,765         922
                                                           --------    --------


OTHER ASSETS
    Note receivable from stockholder
    (note 7) ...........................................     20,261      11,523
    Intangible assets, net of
    amortization (note 1c) .............................      3,212       3,025
                                                           --------    --------
       Total Other Assets ..............................     23,473      14,548
                                                           --------    --------
Total Assets ...........................................   $ 37,035      15,415
                                                           ========    ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ...................................   $    492      13,225
    Accrued interest and expenses ......................          0         523
    Payroll taxes payable ..............................      6,433       1,842
    Income and intangible taxes
    payable ............................................      2,120       2,642
                                                           --------    --------
       Total Current Liabilities .......................      9,045      18,232
                                                           --------    --------

LONG-TERM LIABILITIES
    Note payable .......................................          0      15,249
                                                           --------    --------
       Total Long-Term Liabilities .....................          0      15,249
                                                           --------    --------
Total Liabilities ......................................      9,045      33,481
                                                           --------    --------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value;
     Authorized 50,000,000 shares;
     issued and issued and outstanding
     2,505,833 (note 2) ................................     25,058      25,058
    Preferred stock, no par value;
     Authorized 10,000,000 shares;
     issued and outstanding 0 (none)
     (note 2) ..........................................          0           0
    Additional paid in capital .........................     57,563      57,563
    Retained earnings (deficit) ........................    (54,631)   (100,687)
                                                           --------    --------
Total Stockholders' Equity .............................     27,990     (18,066)
                                                           --------    --------

Total Liabilities and
 Stockholders' Equity ..................................   $ 37,035     (15,415)

                                                           ========    ========





    The accompanying notes are an integral part of the financial statements.

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Operations



                                                    Years ended December 31,

                                                        1994              1995

                       REVENUES
Product sales ..................................    $         0           2,000
Commissions ....................................         43,522             500
Other ..........................................             17               5
                                                    -----------     -----------
   Total Revenue ...............................         43,539           2,505
                                                    -----------     -----------

Cost of goods sold .............................            700             650
                                                    -----------     -----------

Gross profit ...................................         42,839           1,855
                                                    -----------     -----------

                      EXPENSES
Advertising ....................................          7,880               0
Amortization ...................................            187             187
Automotive .....................................          2,531           4,514
Bad debt (note 5) ..............................         36,537               0
Bank charges ...................................            213             356
Commissions ....................................          1,000             150
Contributions ..................................            500               0
Depreciation ...................................          1,843           1,843
Initial public offering costs ..................          1,448           4,450
Interest and loan expenses .....................              0             771
Insurance ......................................          1,005             620
Office supplies and expenses ...................          1,720           2,490
Professional fees ..............................          1,278          12,070
Rent ...........................................            910             910
Salaries .......................................         33,500               0
Payroll taxes, penalties, interest, licenses ...          4,638           2,495
Samples ........................................          7,929              57
Travel and entertainment .......................          2,082           3,627
Telephone ......................................          3,554           4,664
Utilities ......................................              0             810
Miscellaneous ..................................            911           7,897
                                                    -----------     -----------
   Total expenses ..............................        109,666          47,911
                                                    -----------     -----------

Net income (loss) before taxes .................        (66,827)        (46,056)
                                                    -----------     -----------

Provision for income tax expense (benefit) .....              0               0
                                                    -----------     -----------
Net income (loss) ..............................    $   (66,827)        (46,056)
                                                    ===========     ===========
Net income per share ...........................    $     (0.03)          (0.02)
                                                    ===========     ===========
Shares outstanding .............................      2,505,833       2,505,833
                                                    ===========     ===========






    The accompanying notes are an integral part of the financial statements.


                                      Energy Conservation International, Inc.
                                       (f/k/a Vision Marketing Group, Inc.)

                                        Statements of Stockholders' Equity


                                                               Additional   Retained    Total
                                        Common     Preferred     Paid-In    Earnings/  Stockholders'
                                         Stock       Stock       Capital     Deficit    Equity



BALANCE, December 31, 1994 ....            25,058          0     57,563    (54,631)     27,990
Net loss ......................                 0          0          0    (46,056)    (46,056)
                                  ----------------   --------   --------   --------    --------
BALANCE, December 31, 1995 ...   $         25,058          0     57,563   (100,687)    (18,066)
(unaudited)                       ================   ========   ========   ========    ========




































    The accompanying notes are an integral part of the financial statements.




                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Cash Flows


                                                      Years ended December 31,
                                                           1994         1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/loss ......................................   $(66,827)    (46,056)
Adjustments to reconcile net loss to
        net cash used for operating activities:
  Amortization .......................................        187         187
  Depreciation .......................................      1,843       1,843
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable .........     91,764           0
  Increase in accounts payable .......................     (4,545)     12,734
  Increase (decrease) in accrued interest and expenses          0         523
  Increase (decrease) in payroll taxes payable .......      6,433      (4,591)
  Increase in income taxes payable ...................       (722)        522
                                                         --------    --------
Net cash (used) provided by operating activities .....     28,133     (34,838)
                                                         --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stockholder advance repayment ......................          0      21,966
  Funds advanced to stockholder ......................    (20,261)    (13,229)
  Funds advanced on third party debt .................          0      15,249
                                                         --------    --------
Net cash provided (used) by financing activities .....    (20,261)     23,986

                                                         --------    --------



Net increase (decrease) in cash ......................     (7,872)    (10,852)
                                                         --------    --------
CASH, beginning of period ............................      2,925      10,797
                                                         --------    --------
CASH, end of period ..................................   $ 10,797         (55)
                                                         ========    ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash ................................   $      0         393
                                                         ========    ========









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

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The following summarize the more significant accounting and reporting policies and practices of the
Company:

a) Revenue recognition The Company currently has two distinctly different revenue streams. These are:

1)  Commission  sales - The  Company  acts in the  capacity  of a  manufacturers representative by receiving orders for products supplied by the companies it represents and receives commissions for these sales. The Company normally receives a commission percentage of approximately 5% on sales of products sold on a recurring basis. A higher percentage is received, approximately 8% to 10% on one time sales, such as closeouts. The Company normally accrues commission income at the time the customer accepts a shipment, as the customer reserves the right to modify or cancel the order prior to acceptance of the shipment. Net commission sales for the years ended December 31, 1994 and 1995 were approximately $43,522 and $500.

2) Product sales - The Company recognizes the revenue on these sales when the sales were invoiced, which was at delivery of goods to the purchasers. As these sales were final with no right of return, no reserves were established. Current sales of goods are FOB shipper dock and are invoiced at time of notification to the Company of shipment by the manufacturer.

b) Fixed assets Fixed assets are stated at cost. Depreciation is computed by the double declining balance method over the estimated useful lives of the assets, generally five and seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $1,843 and $1,843 for the years ended December 31, 1994 and 1995.

c) Intangible assets Intangible assets are composed of the rights to commercialize US Patent 5,081,171 issued January 14, 1992. The Company purchased these rights in February 1993 for 90,000 shares of stock valued at $3,586. These rights are being amortized over their remaining 16 year life using the straight-line method. Amortization amounted to $187 and $187 for the years ended December 31, 1994 and 1995.

(2) Stockholders' equity The Company has authorized 50,000,000 shares of $0.01 par value common stock, and 10,000,000 of no par value preferred stock. On November 10, 1992 the founder of the Company entered into an agreement to issue 200,000 shares of the then future company's common stock in exchange for certain legal services related to the founding of the Company and the patent rights negotiations. The founder valued these services at $200. On December 9, 1992 the Company entered into an agreement with the owner of the Predecessor to exchange 55%, (2,200,000 shares), of the authorized shares of its common stock to the owner to effect a tax-free reorganization from a sole proprietorship to a corporation under the Internal Revenue Code

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued


(2) Stockholders' equity, continued Section 368(a)(1)(F). This transaction was effected at close of business December 31, 1992, with a valuation of $43,835.

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

(4) Commitments In February, 1993 the Company entered into a sales agreement with Pro-Tech Laboratories, Inc. of Reddington Beach, California for the sale of various products based on US Patent 5,081,171. This agreement includes provisions requiring minimum annual purchases, as well as limiting the market available to Pro-Tech for such sales. In February, 1993 the Company entered into an agreement with the owner of US, as described in note (2). Further, this agreement includes payment of licensing royalties to said owner under Patent 5,081,171 the following schedule: for patented products - 9% of the first $500,000 of sales, 6% of the next $1,500,000 of sales, 5% of the next $3,000,000 of sales and 4% of sales exceeding $5,000,000; for unpatented products the percentages are 5%, 4%, 3% and 2% with exactly the same levels of sales. The Company is also granted the right of first refusal for any other patents granted to the inventor.
                                       F-8

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                    Notes to Financial Statements, Continued

(4) Commitments, continued In July, 1993 the Company entered into a manufacturing agreement with European Research Laboratories of Pompano Beach, Florida for the production of a line of cosmetic, skin and hair care products exclusively using the product label "Andree Collard". This agreement has no minimum purchase requirements.

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

As of December 31, 1994 the Company had recovered $40,837 of the amounts reserved against accounts receivable, which originally totaled $77,374. The Company believes that significant doubt exists as to the collectability of the remaining balance, therefore the Company chose to write-off the $36,537 balance remaining. As of December 31, 1995 the Company has not collected any additional amounts of this balance. The Company intends to fully review all accounts receivable on an at least quarterly basis in the future to determine the necessity of establishing reserves.

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

                    Household Products    Automotive Products    Cosmetics

Year ended December 31, 1994       1995      1994       1995    1994      1995


Revenue ............   $43,522       500         0         0         0         0
Profitability ......   $42,522       350         0         0         0         0
Identifiable assets    $     0         0     3,586     3,586         0         0
Depreciation .......   $   922         0       923       922       923         0
Capital expenditures   $     0         0         0         0         0         0

(7) Note receivable from stockholder The Company has loaned the principal stockholder, Mr. Baker, $14,759 at December 31, 1995. This loan has been made without the benefit of collateral, nor does it carry a stated interest rate or maturity date.

(8) Income taxes The Company had a deferred income tax asset of $0 at December 31, 1994 and $39,700 December 31, 1995 resulting from net operating loss carryforwards totaling $100,687. The deferred tax asset is composed of $34,200 in federal carryforwards and $5,500 in state. These loss carryforwards expire in 2010. As the Company has had limited profitability, it has established a valuation allowance of $39,700.
                                       F-9