Form 10KSB
period 1996-05-31
ENERGY CONSERVATION INTERNATIONAL INC
filed 1996-08-29
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One) [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -
[Fee Required]

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No Fee Required]
         For the transition period from January 1, 1996 to May 31, 1996

                         Commission file number 33-76634

                     ENERGY CONSERVATION INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

         Florida
                                                               59-3223766
 (State or other jurisdiction of incorporation           (IRS Employer ID No.)
    or organization)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 od Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuers' revenues for its most recent fiscal year: $0.00

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

                       As of August 15, 1996 - 2,540,834
                            shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Description of Business.

Vision Marketing Group, Incorporated ("VMG") closed out its escrow on June 7, 1996, with the sale of 35,001 shares of its common stock at $6.00 per share pursuant to the Offering and Prospectus dated June 7, 1995. The shares were purchased by Energy Conservation Systems, Inc. ("ECS"), a Florida corporation. A principal of the purchaser is Mr. Jose A. Alvarez, the Principal Accounting Officer and Chief Financial Officer of VMG. At the same time, ECS also acquired by purchase from Mr. William E. Baker, Jr., and Dottie S. Baker, his wife, 1,438,500 shares of their 1,948,500 issued and outstanding shares in the Company in an exempt transaction for an undisclosed sum. Thereafter, Mr. and Mrs. Baker transferred an additional 285,000 shares to different, unrelated parties in an exempt transaction for an undisclosed sum. Mr. and Mrs. Baker retain ownership of 225,000 shares of the Company's stock. Prior to these transactions, Mr. Alvarez individually owned 100,000 shares of the Company stock. As a result of these transactions Mr. Alvarez and ECS control a total of 1,573,501 shares of stock in the Company or 61.93% of the 2,540,834 total issued and outstanding shares.

On June 11, 1996, Mr. and Mrs. Baker resigned as officers and directors of the Company and terminated any and all employment relationships effective immediately. New Board members, led by Chairman Daniel S. Pena, Sr., and President and CEO Jose A. Alvarez were duly elected. (A summary profile of the new Board members is included in Item 10). Mr. Pena has substantial experience in acquiring and building companies, operating them publicly, and profitably. He also has an extensive financial background in national and international markets. Mr. Alvarez, a CPA, has substantial experience operating an accounting firm and consulting and helping clients with their businesses.

Based on the change in personnel and ownership in the Company, the management evaluated the existing business strategy and, with the approval of the Board of Directors, decided to embark on a change in business direction for the Company. The Company elected to change the name of the corporation to Energy Conservation International, Inc., which was approved by the State of Florida on July 11, 1996. The change in name was based upon a decision to explore the energy conservation field, and at the same time to evaluate the existing on-going business of the Company. The management was presented with an opportunity to transact business in the energy conservation field and concluded that the name change was appropriate under those circumstances. In addition, the Company elected to change its fiscal year end to May 31, which was approved by the Internal Revenue Service.

The Company continues to have exclusive rights on a patent for a variety of automotive products, including a gasoline consumption-saving oil additive. The management will evaluate the feasibility of marketing these products in the future.

On June 12, 1996, the Board of Directors authorized the proceeds of the offering to be utilized to pursue the previously mentioned change in business direction to the energy conservation field. On this date also the State of Florida approved the Articles of Incorporation for Mor-Lite of North America, Inc. ("MLNA") a wholly-owned subsidiary of the Company, and on June 13, 1996, the Company acquired certain assets and U.S. governmental part numbers from a well-established company in the business of energy-efficient lighting products and elected to form this wholly-owned subsidiary to facilitate the acquisition and to transact this business on behalf of the Company.

On June 13, 1996, also, MLNA contracted the services of Mr. Elton R. Guffey under a five (5) year written employment agreement to manage and administer the day-to-day business affairs of MLNA and to provide for the marketing and sale of MLNA products and services. MLNA will operate with the same directors as the parent (Energy Conservation International, Inc.). Mr. Guffey and the top management of MLNA have many years of industry experience in the energy conservation field, as well as extensive knowledge of dealing with U.S. Government contracts.

The management of the Company intends to pursue other potential mergers and acquisitions in the energy conservation field. This will enable the Company to increase in size and revenues and thus become a more dominant player in this dynamic filed.

A meeting of the shareholders is being scheduled for October 16, 1996, to ratify the actions of the Board of Directors outlined herein.

A detailed analysis of the proposed business activity of the subsidiary follows.

INDUSTRY BACKGROUND

Energy management is an attractive new industry which has emerged primarily in response to the increased need of both businesses and government to reduce operating costs and to an ever increasing awareness of the environmental impact of energy consumption. Energy efficient lighting provides benefits both in terms of cost reduction as well as energy conservation. It has been estimated that lighting accounts for approximately 20-25% of electricity used annually in the United States. Lighting for industry, businesses, offices, and warehouses represents 80-90% of total United States lighting electricity usage. Generating electricity typically involves the burning of fossil fuels which has a detrimental impact on the environment. By reducing the amount of electricity used, costs are reduced as well as the amount of fuel necessary to operate a power plant. According to the Environmental Protection Agency ("EPA"), a reduction in the use of electricity results in a reduction in the burning of fossil fuels, which in turn reduces air pollution. The by-products of electricity generation have been associated with global warming, acid rain, and smog.

The savings  resulting from energy  conservation are  particularly  important to
large  commercial   operations  such  as  office   buildings,   grocery  stores,
restaurants, department stores, and other retail facilities.

Due to budgetary and environmental concerns, the Federal Government has mandated energy conservation measures in all government agencies. Industry analysts estimate that the government market segment of the industry will account for two to three billion dollars ($2,000,000,000.00 to $3,000,000,000.00) in government commitments by the year 2000 in order to meet the requirements of federal law. The current need for energy-conserving fixtures and equipment includes over 7,700 Federal buildings under the management of the General Services Administration. The average age of these Federal buildings is twenty five years, and management believes most are presently using outdated inefficient lighting.

An additional benefit of the energy management industry is its direct effect on air pollution. Electric generating plants emit carbon dioxide and other noxious gases which pollute the atmosphere. The EPA estimates that an effective program of retrofitting lighting throughout America would reduce air pollution by a factor equivalent to removing 40 million automobiles from the nation's highways.

MLNA will design and fabricate a line of energy efficient fluorescent lighting products using reflective lighting technology. MLNA's product line will include energy efficient lamps, ballasts, specular aluminum reflectors, specular silver reflectors, fixtures, and accessories. MLNA 's products are used in new construction, renovations, and the retrofitting of existing lighting fixtures. MLNA will provide both custom designed fixtures, which are made to order pursuant to individual contract specifications, as well as prepackaged lighting fixtures.

MLNA's ability to compete depends upon its ability to manage numerous factors successfully, including: product cost, quality and performance, successful new product development, continued access to reflective and other energy-efficient materials, changes in technology, the number and nature of its competitors and general economic conditions. MLNA will experience direct competition from a number of companies possessing substantially greater financial, marketing, personnel, and other resources than MLNA. The major competitors for MLNA's energy management business include Parke Industries, Inc., Silverlight, Reflect-A-Light, American Illuminetics, MetalOptics, and Harris Lighting. These direct competitors use materials not manufactured by 3M. In addition to the competitors listed, there are seven other competitors manufacturing and marketing energy management lighting fixtures and equipment using 3M's Silverlux-TM reflective material. In 1995, these companies accounted for approximately 75% of Silverlux-TM reflective film sold by 3M.

A typical recessed fluorescent lighting fixture used in an office measures two feet by four feet and consumes 192 watts of electricity per hour. Conventional fluorescent lighting fixtures typically contain four 40 watt lamps and two magnetic ballasts, (or one ballast for every two lamps). Fluorescent lamps are round and emit the same number of lumens, or illumination, in all three hundred sixty degrees. The lower one third of the lamp (the part of the lamp that a person can see by looking up at it) illuminates the work area. A large portion of the light emitted by the other two thirds of the lamp is trapped within the light fixture. MLNA's energy efficient lighting which uses 3M's Silverlux-TM reflector permits most of the previously trapped light to be reflected onto the work area. The replacement of the typical four 40 watt fluorescent lamps and two magnetic ballasts with MLNA's reflectors, two 32 watt lamps and one electronic ballast achieves a 69% reduction in electricity per hour with a reduction of approximately 5% in the total illumination of the work area. In addition, a reduction in the number of lamps used in a lighting fixture has the effect of reducing the heat generated, thus providing additional savings in air conditioning costs.

The reflectors offered by MLNA are used to increase efficiency since with each reflection of a light beam, some light is absorbed. The key to efficiency is to have maximum specular reflectivity and a minimum number of reflections. MLNA's Silverlux-TM reflectors (silver and aluminum) are more efficient than anodized aluminum reflectors.

MLNA will produce or distribute a wide array of energy efficient lamps, lighting fixtures, and other lighting fixtures, as specified below.

MOR-LUX-TM  Fluorescent  Fixtures.   MLNA's  highest  quality  lighting  fixture
initially will be the MOR-LUX Fluorescent Fixture. This lighting fixture features MLNA's highest quality lamps with a 3M Silverlux-TM Specular Reflector which increases the fixtures' energy efficiency to approximately 80% versus approximately 45% for a standard lighting fixture. The use of this lighting fixture can reduce associated operating costs to as low as one watt per square foot as opposed to approximately 2.5 watts per square foot for a standard lighting fixture. MOR-LUX-TM fixtures feature the 3M Silverlux-TM. Specular materials manufactured by ALCOA and Material Sciences Corporation and are also available to meet a wide range of customer needs.

Specular Reflectors. MLNA will fabricate both specular silver reflectors and specular aluminum reflectors in lighting fixtures produced at its facilities. The majority of reflectors used in MLNA's fabrication process use 3M silver laminated reflector material. The reflectors are to be fabricated by MLNA in a process using 3M reflective film which is laminated to a specified, pre-tested metal base. This lamination process forms a permanent bond with the base. These reflectors use a clear, non-yellowing acrylic coating (patented by 3M) to prevent oxidation and corrosion, and protect the reflector from degradation due to ultraviolet light. The effects of oxidation, corrosion, and ultraviolet light reduce the reflectivity and, consequently, the illumination and the efficiency of the lighting fixture. MLNA will use either aluminum reflective film or silver reflective film in the bonding process. Using computer technology MLNA will then size and shape reflectors for its fixtures, as needed.

Packaged Kits. MLNA will offer a pre-packaged retrofit kit complete with specular reflector, electronic ballast, efficient T8 lamps, lampholders, brackets and mounting hardware to convert standard 2x4 and 2x2 recessed troffer fixtures to state-of-the-art energy-efficient standards. This "all-in-one" kit eliminates the task of searching all the component parts necessary to retrofit a fixture. The packaged kits will be marketed to electrical contractors and distributors, as well as the Home Center market.

Strip-T's  Retrokits.  MLNA will offer a product  known as  Strip-T's  Retrokits which are prewired, preassembled lighting fixtures that have ballasts premounted, and are ready for installation. These fixtures are sold prepackaged through independent distributors, and are marketed as an easy-to-install retrofit product for open channel or strip type fixtures. Strip-T's Retrokits are available with either silver or aluminum reflectors.

Lamps and Ballasts. MLNA will offer a line of energy efficient fluorescent lamps and ballasts which it will obtain from Osram/Sylvania, Phillips N.V., General Electric Co., Motorola, Inc. and Magnatek, Inc. A ballast is an electrical device that acts as a control unit inside a fluorescent light fixture. These products are offered as integral parts of a retrofit project or sold separately if so ordered by a customer. The manufacture of Cool White (T-12) bulbs used in a majority of administrative areas in the past has been prohibited by Federal law since March 1996.

Custom Designed Parts and Accessories. MLNA will custom design parts and accessories when retrofitting lighting fixtures. This ability to custom design parts and accessories to duplicate original parts reduces installation time.

GOVERNMENT MARKET

Management believes that MLNA is well positioned to compete in the government market. MLNA expects to utilize retired military officers who are acquainted with both government and military procurement contract and acquisition systems. Initially management intends to bid for contracts for various military installations operated by the armed services of the United States.

The government market is comprised of three separate components: the General Services Administration ("GSA"), Budgeted Federal Projects ("BFP"), and Shared Energy Savings (SES). These three government market components are discusses briefly below.

The General Services Administration. The GSA is authorized under federal law to purchase energy management products, without competitive bidding, up to a maximum of $300,000 per order. Prior to 1994, GSA was limited to awarding energy management contracts or purchasing energy management products at a maximum of $100,000 per order. MLNA currently offers 18 products under GSA Contract
#GS-07F-7164B and four others in the Defense General Supply Center ("DGSC") catalog.

GSA operates an energy management program in over 7,700 federal government buildings, training centers, child care centers, laboratories, and even the White House. In 1993, GSA awarded approximately $30 million for 249 energy retrofit projects, and as a result of these and other energy conservation projects, GSA received approximately $5.7 million in utility rebates in 1993, such rebates being used to fund additional projects. In 1994, GSA invested at least $37 million for energy retrofit projects and the figure for 1995, certain to be higher, will be published in September 1996.

Budgeted Federal Projects. Various energy management projects are budgeted by federal agencies and are funded out of their budgets as allocated by Congress. These projects are advertised in a construction industry publication and are subject to competitive bidding.

Shared Energy Savings. Federal legislation, most recently in the Energy Policy Act of 1992, authorizes government agencies to contract for the installation of the energy efficient products without having to seek Congressional appropriations or utilize current budget allocations. Financing is provided by private capital, with the contractor (known as an "Energy Savings Company" or "ESCO") receiving a share of the savings directly resulting from the energy savings measures. The purpose of SES contracts is to offer the advantages of performance based, turnkey energy project implementation. SES contracts utilize the Energy Savings Company innovation, financing, and profit motivation to sustain reduced energy consumption and cost throughout the contract term.

MLNA's primary focus for SES contract is the DOD. The DOD annually consumes approximately $3 billion in energy to operate facilities at military installations worldwide, representing approximately 80% of utility operating expense for all federal facilities. The National Renewable Energy Laboratory has estimated that, to implement the federally mandated reduction in energy consumption by the year 2000, energy efficiency improvement investments between $2 and $3 billion will be required. The United States Navy, a segment of the DOD, operates and maintains a worldwide inventory of energy consuming buildings in excess of 550 million square feet. As far back as fiscal 1991, the Navy spent more than $850 million for purchased utilities and fuel, 70% of which was for electricity.

Financing for SES contracts may be available either through a bank or other lending institution or through a leasing company that will finance against the income stream to be received. The federal government has agreed to guarantee the payments to the lender over the period of the loan. Federal law permits financing over a period of up to 24 years; however, ten years is typical for such loans.

PRIVATE SECTOR MARKET

Management is of the opinion that MLNA can also expand into the private sector market. Management intends to enhance its assistance to its independent sales representatives, recruit and train in-house sales representatives, and expand its independent distributors' market.

Independent Sales Representatives. MLNA will initially generate commercial sales through a group of approximately sixty nationwide independent sales representatives ("Sales Representatives"). These Sales Representatives include energy contractors and electrical contractors who order energy management products from MLNA and typically install such products in their customers' facilities. These Sales Representatives provide products for both new construction as well as retrofit lighting projects. In situations where a sales representative is also a contractor who performs the installation of the products, such sales representative would be compensated separately by the customer for such contracting and installation services.

The In-House Sales Representatives receive a sales commission on products sold, working closely with the utility company representative responsible for a given area to maximize the potential in that area. In addition to the utility company, the MLNA representative will develop close relationships with two or more of the leading electrical contractors operating in the same area, making calls with the contractor to key customers to make recommendations and provide energy-efficient products.

To date, MLNA has not been able to provide a unified approach to solicit and develop large private sector customers through its Sales Representatives. MLNA's strategy is to raise additional funds to assist its Sales Representatives in targeting large entities such as hospitals, universities, food distributors, office complexes, retail, as well as industrial customers. To implement this strategy, management plans to provide product training for new sales representative, develop new visual presentation marketing documents -- supplemented by targeted national advertising in periodicals -- and participate in national construction industry trade shows. MLNA expects to develop sales in the textile industry market and based upon its experience in that market it will target other specialty industries with the goal of achieving similar market penetration.

Independent Distributors. MLNA will also sell its energy management products to independent distributors ("Distributors") who resell such products for installation by third parties. The purchaser of the product in such a situation is the Distributor, as opposed to sales made by a sales representative, where the sale is made directly to the end user. MLNA discounts the price of its products by the amount of a typical sales commission and sells the products directly to the Distributor who may use or resell the products. Relationships with Distributors are more informal than with Sales Representatives, and Distributors are not expected initially to carry an inventory of Company products, but order products for the fulfillment of particular offers. MLNA will not be involved in any billing or collecting from end users when sales are made to Distributors. It is MLNA's strategy to expand the Distributors' market, and to induce Distributors to carry an inventory of MLNA's energy efficient products.

Another important aspect of MLNA's strategy has been to establish business arrangements with companies involved in energy conservation programs such as retrofit HVAC, building envelope improvements (such as insulation), and incandescent and other non-fluorescent lighting. Management believes that government energy managers will seek to extend SES contracts which provide for comprehensive retrofitting of additional energy consuming equipment, in addition to lighting. MLNA believes that its existing arrangements with HVAC, motor, and other retrofitters to perform energy conservation related retrofitting other than lighting will benefit MLNA both in term so fits ability to compete effectively for contracts, and because the other energy conservation retrofitting companies will pay MLNA a referral fee for securing SES contracts although there can be no assurance that this will be accomplished.

SUMMARY

MLNA will fabricate, market, and install a line of energy efficient fluorescent lighting products using reflective lighting technology. MLNA's product line includes energy efficient lamps, ballasts, specular (mirror-like) aluminum reflectors, specular silver reflectors, custom designed parts and accessories. Most of MLNA's products incorporate an
                                        6
aluminum or silver reflective film manufacture by the 3M company, ALCOA and Materials Sciences Corporation, which are designed to enhance illumination with fewer lamps and, consequently, requires less energy than conventional fluorescent fixtures.

MLNA's two primary markets are the governmental and private sectors. The private sector market for MLNA's products will be national and regional customers such as restaurants and retail stores. MLNA believes that it will be positioned to compete in the government market because certain of MLNA's new management will be retired military officers and are acquainted with both government and military procurement procedures.

Recent federal legislation has mandated that federal government facilities, including military installations, must make provisions for the conversion of lighting, HVAC, motors and other energy consuming equipment and materials, to meet new energy conservation standards by the year 2000. The Energy Policy Act of 1992 mandates a 20% reduction of energy consumption from 1985 energy use, and an Executive order issued by President Clinton in 1994 raises the requirement to a 30% reduction of energy consumption by the year 2005. Such criteria provide MLNA an opportunity to initiate unsolicited proposals, as set forth under the rules promulgated in the Federal Acquisition Regulations.

Certain federal legislation authorizes government agencies to contract for the installation of energy efficient products without having to seek Congressional appropriations or utilize current budget allocations. It is contemplated that financing will be provided by private capital with the contractor (known as an "Energy Savings Company" or "ESCO") receiving a share of the savings received from the implementation of the energy savings measures under tn agreement between the contractor and the government ("Shared Energy Savings" or "SES" contracts also referred to in the industry as "Energy Savings Performance" contracts). MLNA's primary focus for SES contracts is the United States Department of Defense ("DOD"). The DOD annually consumes approximately $3 billion in energy costs to operate facilities at military installations worldwide, representing approximately 80% of utility operating expense for all federal facilities.

MLNA's principal executive offices are located in Largo, Florida, where it leases approximately 1200 square feet of office space and 9600 square feet of fabrication space on a 3 year lease commencing July 1, 1996, at prevailing market rates. MLNA will also operate sales, marketing, research and development operations, as well as actual fabrication at its Largo, Florida facilities. MLNA will market its products all over the United States through a limited number of independent sales representative, as well as independent distributors. Management plans to expand its marketing efforts by adding new in-house sales representative and also through national advertising of its products.

Due to the nature of Shared Energy Savings contracts and, assuming MLNA is able to secure any such contract, MLNA will incur substantial initial costs during the first year of each government customer's installation. Also, the return on the contracts will vary due to the fact that such returns are based on a sharing of the energy cost savings obtained by the customer over the life of the contract. MLNA will need to acquire capital in order to obtain the raw materials, conduct the initial fabrication and pay for the initial installation costs. MLNA anticipates that additional funding from the sale of securities and bank financing will be sufficient to finance its operations temporarily. Thereafter, MLNA may require additional sources of financing which may include bank financing guaranteed by the federal government and secured by the SES contracts. MLNA's actual capital needs will depend upon numerous factors, including the cost of increasing MLNA's sales and marketing activities and the amount of revenue generated from operations, none of which can be predicted with certainty.

MLNA's prospects are dependent upon existing and future federal government regulations related to the energy management industry. In particular, the Energy Policy Act of 1992 and its related regulations mandate that government buildings, offices and military bases install energy and water reduction measures by the year 2000. In addition to available appropriations, the agencies have been instructed to utilize innovative financing and contractual mechanisms including Shared Energy Savings contracts under which private firms that perform energy audits, install efficiency measures, provide capital financing, and manage energy systems are reimbursed from a share of the resulting savings on energy costs. Any modifications to existing federal regulations mandating energy conservation could have a material adverse effect on MLNA. Such federal regulations could also be extended, delayed or eliminated which could reduce or eliminate the mandate for federal buildings and installations to install energy management fixtures and equipment.
                                        7

MLNA believes that the technology employed by it is currently in compliance with applicable federal regulations.

The energy management industry is highly competitive. MLNA's ability to compete depends upon its ability to manage numerous factors successfully including product cost, quality and performance; successful new product development; continued access to reflective and other energy efficient materials; changes in technology; the number and nature of its competitors; and general economic conditions. MLNA will experience direct competition from a number of companies possessing substantially greater financial, marketing, personnel, and other resources than MLNA. The major competitors for MLNA's energy management business include Parke Industries Inc., Silverlight, Reflect-A- Light, ML Systems, Harris Lighting, and Parrish Lighting. These direct competitors use materials not manufactured by 3M. In addition to the competitors listed above, there are seven other competitors manufacturing and marketing energy management lighting fixtures and equipment using 3M's Silverlux-tm reflective material. During the first half of 1994, these seven companies accounted for approximately
76% of Silverlux-tm reflective film sold by 3M.

Item 2. Description of Property.

The Company and its operating subsidiary does not own any real property. Its leases are described in Item 1.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

The Company changed its fiscal year to May 31. For the five month fiscal year ended, May 31, 1996 revenue was non- existent as the Company had not been able to complete its public offering and was lacking funds to market its products.

The Company's operations were basically inactive as the principal had to seek alternative employment to meet his personal needs.

The only expenses for the five month fiscal year were for bank service charges, and the bank accounts closed. The president did not receive any salaries due to lack of funds and revenue. The president has waived all rights to compensation for the five month fiscal year ended, May 31, 1996.

Plan of Operations

The Company was seeking private companies with operations to complete a merger or acquisition. Towards the end of May, an investment holding corporation headed by the Chief Financial Officer, Jose A. Alvarez expressed an interest to invest and complete the public offering expiring, June 7, 1996, and obtain control of the Company by obtaining the majority of the shares from Mr. & Mrs. Ed Baker, the principal of the Company. This was completed subsequently on June 7, 1996. The plan approved by the majority of the shareholders in June, 1996 was to obtain assets from an energy
                                        8
efficient lighting company and pursue operations in the industry.

Liquidity and Capital Resources

The Company's lack of revenue has failed to provide necessary funds to operate. The Company had no cash and no liquidity. The Company has certain payables and a bank loan that is owed. The Company's current only sources of capital are the proceeds from the sale of the common stock and if it can generate operating revenues.

Item 7. Financial Statements.

Attached as Exhibit 1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

FORMER DIRECTORS AND OFFICERS - January 1, 1996, until June 11, 1996. William E. Baker, Jr. - President, CEO and Chairman
Charles R. Nixon - Vice President and Director
Jose A. Alvarez, CPA - CFO
Dottie S. Baker - Secretary and Director
Harry W. Brooks, Jr. - Director
Edward Church - Director

CURRENT DIRECTORS AND OFFICERS - June 11, 1996 to present.
DANIEL S. PENA, SR. - CHAIRMAN OF THE BOARD

Daniel S. Pena, Sr.,51, is the founder, former Chairman, President and CEO of Great Western Resources, Inc., a Houston-based natural resources company with interests in coal, oil and gas exploration and production, drilling and construction pipeline in the US, the Gulf of Mexico, the U.K., and South America. in an 8-year period, starting with only $820. During Mr. Pena's tenure, Great Western Resources grew to a public market capitalization of over $400 million, while energy prices collapsed and oil dropped from $40 to less than $8 a barrel; he remains the largest individual shareholder in that company.

Prior to founding Great Western, Mr. Pena was a vice-president of Bear Stearns & Co., where he advised U.S. and international clients. He previously was Director of Financial Planning and television media spokesperson at Paine Webber, Jackson & Curtis. Thereafter he served as Chairman of J.P.K. Industries, Inc. - a vertically integrated company in the petroleum industry, involved in oil and gas drilling, operating, production, crude oil refining and marketing. Since leaving Wall Street and while building his own companies, Pena has successfully negotiated transactions with numerous multinational corporations (e.g., Bredit Hyonnais, British Petroleum, Chemical Bank, Shell Oil, Midatlantic Bank, Chevron and many others), as well as several governments and both the Church and Bank of England.

Mr. Pena is an active public speaker, addressing audiences of up to 7,000 in number. His Quantum Leap Advantage business success seminars are conducted all over the U.S., Canada, and the U.K. He was the speaker featured at "Success" magazine's first annual conference on entrepreneurism. He is a member of the National Speakers Association and the International Platform Association. He is listed both in "Who's Who in Professional Speaking" and "Who's Who in America," was a nominee for "INC." magazine's Entrepreneur of the Year in 1989, and is a member of several advisory panels; he was appointed to the U.S. Presidential Roundtable Senatorial Commission in 1991.
                                        9

Daniel Pena served on the Alumni Association Board of California State University/Northbridge (B.S. in Business Administration, 1971); he is also a 1972 graduate of the New York Institute of Finance. Featured in many U.S. publications, he has received numerous awards, including the Latin Business Association Outstanding Business Owner award (1981) and the John Regan Award for Excellence by the Center for Entrepreneurial Management (1994). Pena had a distinguished career with the U.S. Army, graduating from O.C.S. and serving as Military Police Intelligence Officer and Security Officer at NATO headquarters in the late "60"'s. He is an active sportsman and family man. He, his wife of 23 years and their three children live in Rolling Hills, California and spend their summers and holidays at their 15th century storybook castle in Scotland.

JOSE A. ALVAREZ, C.P.A. - CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER and DIRECTOR

Jose A. Alvarez, CPA, age 47, is the President and CEO/CFO of Energy Conservation International, Inc. (ECI), formerly known as Vision Marketing Group, Inc. He is also CEO/CFO of Mor-Lite of North America, Inc., a wholly owned subsidiary of ECI, and is a Board member of various other companies. Since 1995 Mr. Alvarez has been a consultant throughout the nation, helping companies with mergers and acquisitions, financing and positioning them to go public. He is associated in these ventures with Mr. Daniel S. Pena, Sr.

Mr.  Alvarez  founded  his own  accounting  firm in 1975,  serving  as  managing
Director of his firm to run a growing business while working with his own clients. He dealt with capital and financing, growth, employees, acquiring properties and other firms, marketing and customer service; he met the same challenges as his entrepreneur clients. consulting and helping them with their business growth, financial, tax and management advice. He also evaluated and consulted in fields related to mergers, sales and acquisitions, as well as estate and gift tax considerations. He has served as an expert witness in determining company market values. He sold this practice in 1996.

Mr. Alvarez was graduated from the University of South Florida in 1971 with a B.A. in Accounting. While growing his practice he also served as an assistant college Accounting Professor, specializing in Federal Taxes, Cost Managerial and Principles of Accounting. As a CPA, he is a member of the American Institute of CPA's and served as an Accounting and Auditing Peer Reviewer of other CPA firms. He is a member of several other accounting and professional associations. Mr. Alvarez has been a speaker at various conferences and seminars, as well as on various TV and radio programs. He has received numerous awards and is on the roster of various publications, including "Who's Who in American Accounting." "Who's Who in Finance and Industry," and "Who's Who in America," among others.

Mr. Alvarez is very involved in his community and with youth. He has coached youth teams for over 20 years and has served various terms as President and Board Member of both the Brandon Area Youth Soccer League and the Regional Soccer Association. He has also chaired the Greater Brandon Chamber of Commerce Sports and Recreation Committee. He founded and was Charter President of the Kiwanis Club of Ybor City, and is the Kiwanis Division Treasurer, having been named a distinguished president of Kiwanis International and receiving the "Outstanding Young Men of America" award, along with many other civic and athletic recognitions, and nomination for Brandon's "Businessperson of the Year" award. Mr. Alvarez and his wife of 26 years live in Brandon, Florida with the youngest of their three sons; the two older ones have successful careers.

STEVEN M. ALVAREZ - SECRETARY

Steven M. Alvarez, 24, is Secretary of Energy Conservation  International,  Inc.
(ECI). He holds and Accounting degree from St. Leo College, where he was a Trustee Scholarship winner, Captain of the soccer team, and selected as Student of the Month. Mr. Alvarez is an accounting administrator for the New York Yankees baseball team, and is the son of Jose A. Alvarez.

LUCINDA A. BURKE - DIRECTOR

Lucinda A. Burke, 25, is the founder, President and CEO of Annicott Worldwide Enterprises, Inc., an
                                       10
expanding   corporation  owning  and  operating  various   manufactured  housing
communities throughout the United States. She is a graduate of Cornell University and is fluent in French, having lived in France and traveled extensively around Europe.

Ms. Burke is also an owner and Vice President of CLMM Corporation, which owns and manages investment real estate. She has increased cash flow and assets of investment properties by as much as 30% within a single year. She worked for B.C. Development, an investment real estate where she became the company's #1 leasing agent and Executive Director for leasing commercial real estate. She was in charge of leasing large commercial buildings and luxury office suites, with major international clients.

Ms. Burke co-founded and was Vice President of Polish & Burke Marketing Corporation, specializing in direct response marketing; within one year, it became a leading business in its niche industry. She also owned her own consulting practice, Lucinda Burke & Associates. She is one of 700 young business men and women worldwide who were accepted into Operation Enterprises, an organization formed by the American Management Association.

DAVID A. REECHER - DIRECTOR

David A. Reecher, 37, is the founder, President and CEO of Great Wisdom Publishing, Inc., and emerging and trend-setting California company established to acquire and consolidate Book-publishing enterprises, which also wholly owns a subsidiary for book distribution services in Michigan. He was previously Vice President and co-owner of TOWERS Club Press, Inc., a 20-year-old publishing and advertising agency, where he discovered and then published a rare manuscript written by the great advertiser and originator of the Book-of-the-Month Club, Maxwell Sackheim; since its publication a year ago this book has received rave reviews.

Mr. Reecher has also advertised and marketed a variety of businesses and is an established joint venture partner of the National Mail Order Association. He is founder and Chairman of Little Mountain Promotions, an advertising distribution service for hundreds of east coast businesses, co-founder and former president of Aviation Surplus Sales, Inc. an aircraft parts company with an average ROI of over 450%.

After serving for 6 years in the Pennsylvania Air National Guard, where he was awarded the Pennsylvania Accommodation medal for outstanding leadership qualities, Mr. Reecher has led large organizations for over a decade, including the Powerplant Programs for both Presidential and Discovery Airways, where he managed assets of $150 million and $200 million, respectively. He also ran the production facility for Aerotest, Inc., a large aircraft repair facility with more than 800 employees, representing over one million billable manhours per year. Mr. Reecher is a member of several publishing and marketing associations.

Item 10. Management Remuneration and Transactions.

No remuneration for any management members was paid during the transition period.

Vision Marketing Group, Incorporated ("VMG") closed out its escrow on June 7, 1996, with the sale of 35,001 shares of its common stock at $6.00 per share pursuant to the Offering and Prospectus dated June 7, 1995. The shares were purchased by Energy Conservation Systems, Inc. ("ECS"), a Florida corporation. A principal of the purchaser is Mr. Jose A. Alvarez, the Principal Accounting Officer and Chief Financial Officer of VMG. At the same time, ECS also acquired by purchase from Mr. William E. Baker, Jr., and Dottie S. Baker, his wife, 1,438,500 shares of their 1,948,500 issued and outstanding shares in the Company in an exempt transaction for an undisclosed sum. Thereafter, Mr. and Mrs. Baker transferred an additional 285,000 shares to different, unrelated parties in an exempt transaction for an undisclosed sum. Mr. and Mrs. Baker retain ownership of 225,000 shares of the Company's stock. Prior to these transactions, Mr. Alvarez individually owned 100,000 shares of the Company stock. As a result of these transactions Mr. Alvarez and ECS control a total of 1,573,501 shares of stock in the Company or 61.93% of the 2,540,834 total issued and outstanding shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

FORMER DIRECTORS AND OFFICERS:


William E. and Dottie S. Baker Formerly held 2,051,833 shares, now beneficially controls 328,333 shares

Charles R. and Helena Nixon Formerly held 60,000 shares, now own 60,000 shares

CURRENT DIRECTORS AND OFFICERS:

Jose A. Alvarez, CPA Formerly held 100,000 shares, now beneficially controls 1,573,501 shares

Item 12. Management Transactions.

Vision Marketing Group, Incorporated ("VMG") closed out its escrow on June 7, 1996, with the sale of 35,001 shares of its common stock at $6.00 per share pursuant to the Offering and Prospectus dated June 7, 1995. The shares were purchased by Energy Conservation Systems, Inc. ("ECS"), a Florida corporation. A principal of the purchaser is Mr. Jose A. Alvarez, the Principal Accounting Officer and Chief Financial Officer of VMG. At the same time, ECS also acquired by purchase from Mr. William E. Baker, Jr., and Dottie S. Baker, his wife, 1,438,500 shares of their 1,948,500 issued and outstanding shares in the Company in an exempt transaction for an undisclosed sum. Thereafter, Mr. and Mrs. Baker transferred an additional 285,000 shares to different, unrelated parties in an exempt transaction for an undisclosed sum. Mr. and Mrs. Baker retain ownership of 225,000 shares of the Company's stock. Prior to these transactions, Mr. Alvarez individually owned 100,000 shares of the Company stock. As a result of these transactions Mr. Alvarez and ECS control a total of 1,573,501 shares of stock in the Company or 61.93% of the 2,540,834 total issued and outstanding shares.
                                     PART IV

Item 13. Exhibits and Reports on Form 8-K and 8-K/A. During the last two months of fiscal year ended May 31, 1996, the Company did not file any reports on Form 8-K.

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



                  By:     /s/     Daniel     S.     Pena,     Sr.

                          Daniel S. Pena, Sr.
                          Chairman of the Board



                  By:     /s/     Jose    A.     Alvarez,     CPA

                          Jose A. Alvarez, CPA
                          President,  Chief Executive  Officer,  Chief
                          Financial Officer



                  By:      /s/      Steven      M.      Alvarez

                           Steven M. Alvarez
                           Secretary



                  By:      /s/       Lucinda      A.      Burke

                           Lucinda A. Burke
                           Director



                  By:      /s/      David      A.       Reecher

                           David A. Reecher
                           Director

EXHIBIT 1




                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page

Report of Independent Certified Public Accountant ...................  F-2

Balance Sheets.......................................................  F-3

Statements of Operations............................................   F-4

Statements of Stockholders' Equity..................................   F-5

Statements of Cash Flows............................................   F-6

Notes to Financial Statements.......................................   F-7

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To: The Board of Directors
       Energy Conservation International, Inc.
       Brandon, Florida

We have audited the accompanying balance sheets of Energy Conservation International, Inc., (the "Company") as of May 31, 1996 and December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the five months and one year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Conservation International, Inc. at May 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the five months and one year then ended May 31, 1996 and December 31, 1995 in conformity with generally accepted accounting principles.







                                             Durland & Company, CPAs, PA




Palm Beach, Florida
August 13, 1996



                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                                 Balance Sheets



                                                                     May 31,     December 31,

                                                                      1996          1995
                          ASSETS

CURRENT ASSETS
    Cash .......................................................   $       0          (55)
    Accounts receivable ........................................           0            0
                                                                   ---------    ---------
       Total Current Assets ....................................           0          (55)
                                                                   ---------    ---------





PROPERTY AND EQUIPMENT (note 1b)
    Vehicles ...................................................      16,000       16,000
    Less - Accumulated depreciation ............................     (15,846)     (15,078)
                                                                   ---------    ---------
        Total Property and Equipment ...........................         154          922
                                                                   ---------    ---------


OTHER ASSETS
    Note receivable from stockholder (note 7) ..................      10,795       11,523
    Intangible assets, net of amortization (note 1c) ...........       2,947        3,025
                                                                   ---------    ---------
       Total Other Assets ......................................      13,742       14,548
                                                                   ---------    ---------
Total Assets ...................................................   $  13,896       15,415
                                                                   =========    =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ...........................................   $  13,225       13,225
    Accrued interest and expenses ..............................         847          523
    Payroll taxes payable ......................................       1,938        1,842
    Income and intangible taxes payable ........................       2,672        2,642
                                                                   ---------    ---------
       Total Current Liabilities ...............................      18,682       18,232
                                                                   ---------    ---------

LONG-TERM LIABILITIES
    Note payable ...............................................      15,049       15,249
                                                                   ---------    ---------
       Total Long-Term Liabilities .............................      15,049       15,249
                                                                   ---------    ---------
Total Liabilities ..............................................      33,731       33,481
                                                                   ---------    ---------

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value; Authorized 50,000,000 shares;
issued and issued and outstanding 2,505,833 (note 2) ............     25,058       25,058
    Preferred stock, no par value; Authorized 10,000,000 shares;
issued and outstanding 0 (none) (note 2) .......................           0            0
    Additional paid in capital .................................      57,563       57,563
    Retained earnings (deficit) ................................    (102,456)    (100,687)
                                                                   ---------    ---------
Total Stockholders' Equity .....................................     (19,835)     (18,066)
                                                                   ---------    ---------

Total Liabilities and Stockholders' Equity .....................   $  13,896      (15,415)

                                                                   =========    =========





    The accompanying notes are an integral part of the financial statements.


                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Operations


                                                  May 31     December 31,

                                                   1996           1995

                       REVENUES
Product sales ..............................   $         0          2,000
Commissions ................................             0            500
Other ......................................             0              5
                                               -----------    -----------
   Total Revenue ...........................             0          2,505
                                               -----------    -----------

Cost of goods sold .........................             0            650
                                               -----------    -----------

Gross profit ...............................             0          1,855
                                               -----------    -----------

                      EXPENSES
Advertising ................................             0              0
Amortization ...............................            78            187
Automotive .................................             0          4,514
Bad debt (note 5) ..........................             0              0
Bank charges ...............................            51            356
Commissions ................................             0            150
Contributions ..............................             0              0
Depreciation ...............................           768          1,843
Initial public offering costs ..............             0          4,450
Interest and loan expenses .................           747            771
Insurance ..................................             0            620
Office supplies and expenses ...............             0          2,490
Professional fees ..........................             0         12,070
Rent .......................................             0            910
Salaries ...................................             0              0
Payroll taxes, penalties, interest, licenses           125          2,495
Samples ....................................             0             57
Travel and entertainment ...................             0          3,627
Telephone ..................................             0          4,664
Utilities ..................................             0            810
Miscellaneous ..............................             0          7,897
                                               -----------    -----------
   Total expenses ..........................         1,769         47,911
                                               -----------    -----------

Net income (loss) before taxes .............        (1,769)       (46,056)
                                               -----------    -----------

Provision for income tax expense (benefit) .             0              0
                                               -----------    -----------
Net income (loss) ..........................   $    (1,769)       (46,056)
                                               ===========    ===========
Net income per share .......................   $     (0.01)         (0.02)
                                               ===========    ===========
Shares outstanding .........................     2,505,833      2,505,833
                                               ===========    ===========






    The accompanying notes are an integral part of the financial statements.


                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                       Statements of Stockholders' Equity



                                                   Additional  Retained     Total
                              Common     Preferred   Paid-In   Earnings   Stockholders'
                               Stock       Stock     Capital   (Deficit)    Equity

BALANCE, December 31, 1995     25,058          0     57,563   (100,687)    (18,066)
Net loss .................          0          0          0     (1,769)     (1,769)
                             --------   --------   --------   --------    --------
BALANCE, May 31, 1996 ....   $ 25,058          0     57,563   (102,456)    (19,835)
(unaudited)
                             ========   ========   ========   ========    ========




































    The accompanying notes are an integral part of the financial statements.




                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                            Statements of Cash Flows


                                                                                           May 31   December 31
                                                                                            1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/loss .......................................................................   $(1,769)   (46,056)
Adjustments to reconcile net loss to
        net cash used for operating activities:
  Amortization ........................................................................        78        187
  Depreciation ........................................................................       768      1,843
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ..........................................         0          0
  Increase in accounts payable ........................................................         0     12,734
  Increase (decrease) in accrued interest and expenses ................................       324        523
  Increase (decrease) in payroll taxes payable ........................................        96     (4,591)
  Increase in income taxes payable ....................................................        30        522
                                                                                          -------    -------
Net cash (used) provided by operating activities ......................................      (473)   (34,838)
                                                                                          -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stockholder advance repayment .......................................................       728     21,966
  Funds advanced to stockholder .......................................................         0    (13,229)
  Payments on third party debt ........................................................      (200)         0
  Funds advanced on third party debt ..................................................         0     15,249
                                                                                          -------    -------
Net cash provided (used) by financing activities ......................................       528     23,986

                                                                                          -------    -------



Net increase (decrease) in cash .......................................................        55    (10,852)
                                                                                          -------    -------
CASH, beginning of period .............................................................       (55)    10,797
                                                                                          -------    -------
CASH, end of period ...................................................................   $     0        (55)
                                                                                          =======    =======




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash .................................................................   $   423        393
                                                                                          =======    =======









    The accompanying notes are an integral part of the financial statements.
                                       F-6

                     Energy Conservation International, Inc.
                      (f/k/a Vision Marketing Group, Inc.)

                          Notes to Financial Statements

(1) Summary of Significant Accounting Principles

The Company Energy Conservation International, Inc. ("the Company") was chartered by the State of Florida on December 9, 1992 and conducts business from its headquarters in Brandon, Florida. Some of the Company's national accounts are Home Shopping Network, QVC network, Fingerhut, Comb Liquidators and Damark. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. The following summarize the more significant accounting and reporting policies and practices of the
Company:

a) Revenue recognition The Company had two revenue streams, which were:

1) Commission sales - The Company acts in the capacity of a manufacturers representative by receiving orders for products supplied by the companies it represents and receives commissions for these sales. The Company normally receives a commission percentage of approximately 5% on sales of products sold on a recurring basis. A higher percentage is received, approximately 8% to 10% on one time sales, such as closeouts. The Company normally accrues commission income at the time the customer accepts a shipment, as the customer reserves the right to modify or cancel the order prior to acceptance of the shipment. Net commission sales for the year ended December 31, 1995 was approximately $500 and $0 for the transition period ended May 31, 1996.

2) Product sales - The Company recognizes the revenue on these sales when the sales were invoiced, which was at delivery of goods to the purchasers. As these sales were final with no right of return, no reserves were established. Current sales of goods are FOB shipper dock and are invoiced at time of notification to the Company of shipment by the manufacturer.

b) Fixed assets Fixed assets are stated at cost. Depreciation is computed by the straight line method over the estimated useful lives of the assets, generally five and seven years. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation was $768 and $1,843 for May 31, 1996 and December 31, 1995 respectively.

c) Intangible assets Intangible assets are composed of the rights to commercialize US Patent 5,081,171 issued January 14, 1992. The Company purchased these rights in February 1993 for 90,000 shares of stock valued at $3,586. These rights are being amortized over their remaining 16 year life using the straight-line method. Amortization amounted to $78 and $187 for May 31, 1996 and December 31, 1995 respectively.

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

(5) Industry Segment Information The Company had three distinct industry segments, of which two made up Product sales, and the third was the sole segment within the Commissions revenue stream. The Company sold household products strictly on commission for third-party manufacturers.

                    Household Products Automotive Products Cosmetics
Fiscal periods:         1996    1995    1996    1995    1996    1995


Revenue ............   $   0     500       0   2,000       0       0
Profitability ......   $   0     350       0   1,350       0       0
Identifiable assets    $   0       0   3,586   3,586       0       0
Depreciation .......   $ 256     614     256     614     256     614
Capital expenditures   $   0       0       0       0       0       0


(6) Note receivable from stockholder The Company has loaned the principal stockholder, Mr. Baker, $10,795 at May 31, 1996. This loan has been made without the benefit of collateral, nor does it carry a stated interest rate or maturity date.

(7) Income taxes The Company had a deferred income tax asset of $40,400 at May 31, 1995 and $39,700 at December 31, 1995 resulting from net operating loss carryforwards totaling $102,456. The deferred tax asset is composed of $34,800 for federal and $5,600 for state. These loss carryforwards expire $100,687 in 2010 and $1,769 in 2011. As the Company has had limited profitability, it has established a valuation allowance of $40,400.

(8) Subsequent events Vision Marketing Group, Incorporated ("VMG") closed out its escrow on June 7, 1996, with the sale of 35,001 shares of its common stock at $6.00 per share pursuant to the Offering and Prospectus dated June 7, 1995. The shares were purchased by Energy Conservation Systems, Inc. ("ECS"), a Florida corporation. A principal of the purchaser is Mr. Jose A. Alvarez, the Principal Accounting Officer and Chief Financial Officer of VMG. At the same time, ECS also acquired by purchase from Mr. William E. Baker, Jr., and Dottie
S. Baker, his wife, 1,438,500 shares of their 1,948,500 issued and outstanding shares in the Company in an exempt transaction for an undisclosed sum. Thereafter, Mr. and Mrs. Baker transferred an additional 285,000 shares to different, unrelated parties in an exempt transaction for an undisclosed sum. Mr. and Mrs. Baker retain ownership of 225,000 shares of the Company's stock. Prior to these transactions, Mr. Alvarez individually owned 100,000 shares of the Company stock. As a result of these transactions Mr. Alvarez and ECS control a total of 1,573,501 shares of stock in the Company or 61.93% of the 2,540,834 total issued and outstanding shares.

The Company elected to change the name of the corporation to Energy Conservation International, Inc., which was approved by the State of Florida on July 11, 1996. In addition, the Company elected to change its fiscal year end to May 31, which was approved by the Internal Revenue Service.