Form 10-K/A
period 1996-05-31
ENERGY CONSERVATION INTERNATIONAL INC
filed 1997-01-22
CIK 920757

[ARTICLE] 5

[PERIOD-TYPE]                   5-MOS
[FISCAL-YEAR-END]                          MAY-31-1996
[PERIOD-END]                               MAY-31-1996
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                          16,000
[DEPRECIATION]                                (15,846)
[TOTAL-ASSETS]                                  13,896
[CURRENT-LIABILITIES]                           18,682
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        25,058
[OTHER-SE]                                    (44,893)
[TOTAL-LIABILITY-AND-EQUITY]                    13,896
[SALES]                                          2,000
[TOTAL-REVENUES]                                 2,505
[CGS]                                              650
[TOTAL-COSTS]                                      650
[OTHER-EXPENSES]                                47,140
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 771
[INCOME-PRETAX]                               (46,056)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (46,056)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (46,056)
[EPS-PRIMARY]                                   (0.02)
[EPS-DILUTED]                                   (0.02)