Form 10QSB
period 1996-08-31
ENERGY CONSERVATION INTERNATIONAL INC
filed 1997-02-10
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

                         (Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended August 31, 1996, due on October 15, 1996, actually filed on January 17, 1997.

   [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT


               Commission file number 33-76634


           ENERGY CONSERVATION INTERNATIONAL, INC.
  (Exact name of small business issuer as specified in its
                          charter)


     Florida                                       59-3223766
(State of Incorporation)                     (IRS Employer ID No.)


                      503 Barnes Drive
                     Brandon, FL  33511
          (Address of principal executive offices)



                     (813) - 662 - 9330
                 (Issuer's telephone number)



                             N/A
   (Former name, former address and former fiscal year, if
                 changed since last report)



 Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES [ X ]       NO [  ]

             DOCUMENTS INCORPORATED BY REFERENCE
                            None

  Common stock, $0.01 par value per share; 2,540,834 shares
                 outstanding as of 10/15/96.



                           Page 1



           ENERGY CONSERVATION INTERNATIONAL, INC.


                      Table of Contents


PART I     Financial Information      Page No.

Item 1 - Financial Statements
-Index to Financial Statements        F-1
-Consolidated Balance Sheets          F-2
-Consolidated Statements of Income    F-3
-Consolidated Statements of           F-4
Stockholders' Equity
-Consolidated Statements of Cash      F-5
Flows
-Notes to Consolidated Financial      F-6
Statements

Item 2 - Management's' Discussion     9
and Analysis

PART II - Other Information

Item 1 - Legal Proceedings            11
Item 2 - Changes in Securities        11
Item 3 - Defaults Upon Senior         11
Securities
Item 4 - Submission of Matters to a   11
Vote of Security Holders
Item 5 - Other Information            11
Item 6 - Exhibits and Reports on      11
Form 8-K

SIGNATURES                            12

                           Page 2



           ENERGY CONSERVATION INTERNATIONAL, INC.


PART I     Financial Information

Item 1         Financial Statements


                INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets           F-2
Consolidated Statements of Income     F-3
Consolidated Statements of            F-4
Stockholders' Equity
Consolidated Statements of Cash       F-5
Flows
Notes to Consolidated Financial       F-6
Statements



           Energy Conservation International, Inc.
            (f/k/a Vision Marketing Group, Inc.)
                 Consolidated Balance Sheets

                                  August 31, 1996        May 31, 1996
                                    (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
 -Cash                                  $      4,973        $           0
 -Accounts recievable                          3,532                    0
 -Inventory                                   55,810                    0
 -Prepaid expenses                            18,390                    0

Total Current Assets                          82,705                    0

PROPERTY AND EQUIPMENT
 -Property & Equipment                        93,245               16,000
 -Less - accumulated                         (2,310)             (15,846)
depreciation

Total Property and Equipment                  90,935                  154

OTHER ASSETS                                  33,253               13,742

Total Assets                                $206,893              $13,896
                                              ======                =====

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
 -Accounts Payable                        $   39,374              $13,225
 -Accrued Expenses                            16,859                5,457

Total Current Liabilities                     56,233               18,682

LONG TERM LIABILITIES
 -Note Payable                                15,049               15,049

DUE TO RELATED PARTIES                        12,673                    0

Total Liabilities                             83,955               33,731

STOCKHOLDERS' EQUITY
 -Common stock, $0.01 par
value; Authorized 50,000,000
shares; issued and outstanding
2,505,833 at May 31, 1996 and                 25,408               25,058
issued and outstanding
2,540,834 at August 31, 1996
 -Preferred stock, no par
value; Authorized 10,000,000                       0                    0
shares; issued and outstanding
0 (none)
 -Additional paid-in-capital                 267,219               57,563
 -Retained earnings (deficit)              (169,689)            (102,456)

Total Stockholders' Equity                   122,938             (19,835)

Total Liabilities and                       $206,893              $13,896
Stockholders' Equity                         =======               ======
     See notes to the Consolidated Financial Statements

           Energy Conservation International, Inc.
            (f/k/a Vision Marketing Group, Inc.)
              Consolidated Statements of Income

                                   August 31, 1996  September 30, 1995
                                     (Unaudited)        (Unaudited)

Revenues                               $   3,532          $12,241
Cost of sales                            (3,000)          (3,666)

Gross Profit                                 532             8575

Selling and operating expenses            65,984           16,095

Income (loss) from operations           (65,452)          (7,520)

Interest expense                           (592)                0

Other income (expense)                   (1,189)          (1,014)

Income (loss) before taxes              (67,233)          (8,534)

Provision (benefit) for income                 0                0
taxes

Net income (loss)                      $(67,233)         $(8,534)
                                         =======           ======
Net income per share                    $(0.026)         $(0.003)
                                          ======           ======
Shares outstanding                     2,540,234        2,505,833
                                         =======          =======



     See notes to the Consolidated Financial Statements

                             F-3
           Energy Conservation International, Inc.
            (f/k/a Vision Marketing Group, Inc.)
       Consolidated Statements of Stockholders' Equity



                  Common   Preferred Additional  Retained     Total
                   Stock    Stock      Paid-In   Earnings/  Shareholders'
                                       Capital   (Deficit)    Equity

BALANCE, May 31,   $25,058        0    $57,563  $(102,045)    $(19,835)
1996

Issuance of            350        0    209,656          0       210,006
Common Stock

Net Loss                 0        0          0   (67,233)      (67,233)

BALANCE            $25,408        0   $267,219  $(169,689)     $122,938
August31,1996       ======        =    =======   ========       =======
(Unaudited)


     See notes to the Consolidated Financial Statements

           Energy Conservation International, Inc.
            (f/k/a Vision Marketing Group, Inc.)
            Consolidated Statements of Cash Flows

                                3 months ended        3 months ended
                                August 31, 1996     September 30, 1995
                                   (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING:
 -Net income (loss)                  $(67,233)          $(8,534)
Adjustments to reconcile net
loss to net cash used for
operating activities:
 -Depreciation and amortization          2,389             1,014
(Increase) / decrease in
assets:
 -Accounts receivable                  (3,532)          (12,240)
 -Inventory                           (55,810)                 0
 -Prepaid expenses                    (18,390)                 0
Increase / (decrease) in
liabilities:
 -Accounts Payable                      26,149             3,666
 -Accrued expenses                      11,402           (3,112)

Net cash provided by (used in)       (105,025)          (19,206)
operating activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property &               (93,245)                 0
equipment
Proceeds from sale of assets               154                 0
Other assets - net                    (19,436)                 0
Loans to related parties &               (154)                 0
others

Net cash provided by (used in)       (112,681)                 0
investing activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of              210,006                 0
common stock
Related party debt - net                12,673             5,585
Borrowings of bank debt                      0            15,000

Net cash provided by (used in)         222,679            20,585
financing activities

Net increase (decrease) in cash          4,973             1,379
CASH, beginning of period                    0             1,839

CASH, end of period                  $   4,973          $  3,218
                                          ====              ====


     See notes to the Consolidated financial statements

           Energy Conservation International, Inc.
            (f/k/a Vision Marketing Group, Inc.)

                Notes to Financial Statements

           August 31, 1996 and September 30, 1995



Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31,1996 are not necessarily indicative of the results that may be expected for the year ended May 31,1997.

The company changed it's fiscal year end from December 31 to May 31. These financial statements have a current period covering June, July and August of 1996. It is not feasible or cost effective to recast and we are comparing to July, August and September of 1995.


Note - 2 Principles of Consolidation

The consolidated financial statements include the accounts of ENERGY CONSERVATION INTERNATIONAL, INC. (f/k/a Vision Marketing Group, Inc.) and its wholly owned subsidiary, Mor-Lite of North America, Inc. which was acquired on June 13, 1996. All material intercompany transactions have been eliminated.


Note - 3 Acquisition of Subsidiary and Assets

On June 12, 1996 the State of Florida approved the Articles of Incorporation for Mor-Lite of North America, Inc. ("MLNA") a wholly owned subsidiary of the Company, and on June 13, 1996 the Company acquired certain assets and U.S. Governmental part numbers from a well established company in the business of energy-efficient lighting products and elected to form this wholly owned subsidiary to facilitate the acquisition and to transact this business on behalf of the Company.


Item 2 Management Discussion and Analysis

Results of Operations - First Quarter ended August 31, 1996
compared to quarter ended September 30, 1995

As previously reported, the Company changed its fiscal year end from December 31 to May 31. This Form 10-Q has a current period covering June, July and August of 1996. It is not feasible or cost-effective to recast and we are comparing it to July, August and September of 1995.

Revenues for the quarter ended August 31, 1996 were $3,532 as compared to $12,240 for the quarter ended September 30, 1995. (However, there was a sales return of $10,240 in October of 1995, leaving only a net revenue of $2,000) Operating expenses for the quarter ended August 31, 1996 totaled $65,984 - an increase of 309.97% or $49,889 over the $16,095 of operating expenses for the 3-month period ended September 30, 1995. The majority of this increase can be attributed to the development costs associated with the Company's new subsidiary (Mor-Lite of North America, Inc. -
MLNA) in the energy conservation field, which is where the Company is concentrating its efforts. The increase included payroll and consultant costs associated with the staffing of MLNA's management and sales team, totaling $37,500.00, as compared to no payroll costs for the quarter ended September 30, 1995. For the current quarter, Mr. Jose A. Alvarez, the Chief Executive Officer of the Company, did not draw any salary.

The Company also had $12,000 of accounting and auditing fees for the quarter ended August 31, 1996, compared to no costs in 1995, to bring all the accounting and reporting requirements up-to-date.

The Company's interest expense was $592, compared to $0 for 1995. Other expenses totaled $1,189 for general depreciation and amortization, an increase of 17.26% or $175, compared to $1,014 for 1995. Net loss for the quarter ended August 31, 1996 was $67,233 or $0.026 per share, versus a loss of $8,534 or $0.003 per share for the quarter ended September 30,1995.

Plan of Operation

As disclosed in the U.S. Securities and Exchange Commission Form 10-KSB for the transition period from January 1, 1996 to May 31, 1996, the Company closed out its escrow on June 7, 1996. On June 12, 1996 the Board of Directors and the majority shareholders authorized the use of the proceeds of the offering to transact business in the energy conservation field; also on this date the state of Florida approved the Articles of Incorporation for Mor-Lite of North America, Inc. ("MLNA"), a wholly owned subsidiary of the Company. Moreover, on June 13, 1996 the Company acquired certain assets and U.S. Governmental part numbers from a well-established company in the business of energy efficient lighting products and elected to form this wholly owned subsidiary to facilitate the acquisition and transact business on behalf of the parent company -- Energy Conservation International, Inc. (ECI).

On June 13, 1996 also, MLNA contracted the services of Mr. Elton R. Guffey under a five (5) year written agreement to manage and administer the day-to-day business affairs of MLNA, and to provide for the marketing and sale of MLNA products and services. Such marketing functions are primarily planned and overseen by Mr. Dale K. Adams, the Vice President and Director of Marketing of MLNA. Mr. Adams has been involved with energy conservation products for the past 26 years, having acquired broad managerial expertise by discharging numerous responsibilities associated with sales and marketing, focusing on product development and packaging, strategic planning, dealer network development and new market segment expansion.

On July 8, 1996 the Company changed its name from Vision Marketing Group, Inc. to Energy Conservation International, Inc. (ECI), as was reported in the U.S. Securities and Exchange Commission Form 8-K filed August 29, 1996. The Company's subsidiary, MLNA, is now operational with the same directors as ECI, led by Chairman Daniel S. Pena, Sr. and CEO Jose A. Alvarez. The executives of MLNA, as indicated, have many years of industry experience in the energy conservation field, as well as extensive knowledge of dealing with U.S. Government contracts. The Company had started preliminary energy audits and prepared bids on both commercial and Governmental contracts.

The management of the Company intends to pursue other potential mergers and acquisitions in the energy conservation field. This will enable the Company to increase in size and revenues and thus become a more dominant player in this dynamic field.

Liquidity and Capital Resources

The funds raised by the sale, at the closing of the escrow mentioned above, of the 35,001 shares of common stock at $6.00 per share - pursuant to the Offering and Prospectus dated June 7, 1995 - have been used to start and develop the operation of MLNA, with the proceeds used to market, purchase inventory and some equipment, and hire personnel, as required, for MLNA to become a fully operational company. Furthermore, equipment needed for this purpose had been ordered by the end of August, with a delivery date of September 8, 1996 stipulated for the main machineries to produce the products. The Company had a $15,049 loan outstanding, with a bank and certain payables. The Company is seeking financing for the equipment as well as additional working capital to fully operate as it has not started to produce the necessary revenues to fund operations.

           Energy Conservation International, Inc.
            (f/k/a Vision Marketing Group, Inc.)

PART II     Other Information


Item 1      Legal Proceedings

The Company is not a party to any legal proceedings

Item 2      Changes in Securities

None

Item 3      Defaults Upon Senior Securities

None

Item 4      Submission of Matters to a Vote of Security
Holders

On June 11, 1996, a special shareholders meeting approved by majority vote of shareholders and proxy, the use of the proceeds of the public offering to include the investment of $75,000 for the purchase of certain assets of Mor-Lite, Inc.. All 2,223,501 shares represented at the meeting voted in favor of the action. This is 87.5% of the 2,540,834 shares outstanding at the time. This included approval of 100% (35,001 shares) purchased through the public offering. Subsequently, on November 8, 1996, by written consent to action of the shareholders ratified the above, as well as, the election of the Board of Directors, corporate name change, authorized shares, amended articles of incorporation, and actions by the Board of Directors since June 11, 1996, as previously reported on May 31, 1996 - 10-KSB filed on August 29, 1996 and on Form 8-K filed on August 29, 1996.

Item 5      Other Information

The Company is filing this report to the Securities and Exchange Commission late. This report was due to have been filed on October 15, 1996 and it is actually being filed on January , 1997.

Item 6      Exhibits and Reports on Form 8-K

Form 8-K was filed on August 29, 1996 which reported changes in control of registrant and closing escrow; establishing a subsidiary which acquired assets and U.S. Governmental part numbers from a company in the business of energy efficient lighting; change in company name and increase of authorized shares; election of new Board of Directors; and change in fiscal year to May 31.

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



           ENERGY CONSERVATION INTERNATIONAL, INC.
                        (Registrant)


BY: /s/ Daniel S. Pena Sr.__________________________________
                     Daniel S. Pena Sr.
                    Chairman of the Board




BY: /s/ Jose A. Alvarez,CPA_________________________________
                    Jose A. Alvarez, CPA
 President, Chief Executive Officer, Chief Financial Officer





DATED: January  17, 1997