Form 10-Q
period 1996-11-30
ENERGY CONSERVATION INTERNATIONAL INC
filed 1997-02-12
CIK 920757

Form 12b-25
[As last amended in Release No. 34-35113. December 19, 1994, 59 F.R. 67752.]

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 12b-25

                        NOTIFICATION OF LATE FILING

                               (Check One):

   [ ]Form 10-K  [ ]Form 20-F  [ ]Form 11-K  [X]Form 10-Q  [ ]Form N-SAR
               For Period Ended: November 30, 1996


Part I----Registrant Information

     Full Name of Registrant
     Energy Conservation International, Inc.
     Former Name if Applicable
     Vision Marketing Group, Inc.
     Address of Principal Executive Office (Street and Number)
     503 Barnes Dr.
     City, State and Zip Code
     Brandon, FL 33511

Part III---Narrative

     The Company did file its 10-Q for August 31, 1996 after diligently
(it was filed on January 17, 1997)working to restructure and implement its administrative and manufacturing objectives because of the resignation of a key member of management which, in turn, resulted in changes not only in personnel (with all the top-to-bottom recruiting and training of new staff employees resulting therefrom), but also in critical new, essential computer hardware. Both of these unforeseen constraints have caused delays in the filing of the Company's quarterly 10-Q report for November 30, 1996.

Part IV----Other Information

     (1) Name and telephone number of person to contact in regard to this notification.
     Jose A. Alvarez   (813)689-1041

     (2) Have all other periodic report required under section 13 or 15(d) of the Securities and Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                            [x]YES [ ]NO

     (3) It is anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                           [ ]Yes [X]No

               (Name of Registrant as specified in charter)
has caused this notification to be signed on its behalf be the undersigned thereunto duly authorized.
Date 01/28/97                  By Jose A. Alvarez