Form 10-Q/A
period 1996-03-31
ENERGY CONSERVATION INTERNATIONAL INC
filed 1997-02-20
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A

                           (Mark One)
     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT


                 Commission file number 33-76634


             ENERGY CONSERVATION INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)


 Florida                                                    59-
                             3223766
  (State of Incorporation)                                (IRS
                        Employer ID No.)


                        503 Barnes Drive
                       Brandon, FL  33511
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

                     YES [ X ]       NO [  ]

               DOCUMENTS INCORPORATED BY REFERENCE
                              None









                             Page 1


             ENERGY CONSERVATION INTERNATIONAL, INC.

                            NARRATIVE

     It has come to our attention that our previous accountant (Durland & Company) which previously filed our 10-Q for the quarter ended March 31, 1996 made an error. It has been determined that at the time of filing our accountant filed the 10-Q with the date of March 31, 1995 on both the cover page and tag as well. To rectify this error we are sending a new cover page (10-Q/A) for the amendment of the error.

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



             ENERGY CONSERVATION INTERNATIONAL, INC.
                          (Registrant)


  BY: /s/ Daniel S. Pena Sr.__________________________________
                       Daniel S. Pena Sr.
                      Chairman of the Board




  BY: /s/ Jose A. Alvarez, CPA_________________________________
                      Jose A. Alvarez, CPA
   President, Chief Executive Officer, Chief Financial Officer





DATED: February  20, 1997



















                             Page 2