Form 10QSB
period 1996-11-30
ENERGY CONSERVATION INTERNATIONAL INC
filed 1997-02-20
CIK 920757

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

                           (Mark One)
     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1996.

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

                     YES [ X ]       NO [  ]

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

    Common stock, $0.01 par value per share; 3,387,779 shares
                   outstanding as of 1/14/97.







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

             Energy Conservation International, Inc.
              (f/k/a Vision Marketing Group, Inc.)
                   Consolidated Balance Sheets

                                 Nov. 30,    May 31,
                                   1996        1996
                                (Unaudited)  (Audited)

ASSETS

CURRENT ASSETS
 -Cash                             $ 4,227       $   0
 -Accounts receivable                9,987           0
 -Inventory                         87,652           0
 -Prepaid expenses
                                    17,487           0

Total Current Assets
                                   119,353           0

PROPERTY AND EQUIPMENT
 -Property & Equipment             198,907      16,000
 -Less-accumulated depreciation     (5,925)    (15,846)

Total Property and Equipment       192,982         154

OTHER ASSETS                        28,423      13,742

Total Assets                      $340,758     $13,896
                                   =======    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 -Accounts Payable                 $98,517     $13,225
 -Accrued Expenses                  26,755       5,457

Total Current Liabilities          125,272      18,682

LONG TERM LIABILITIES
 -Note Payable                           0      15,049

DUE TO RELATED PARTIES             212,141           0

Total Liabilities                  337,413      33,731

STOCKHOLDERS' EQUITY
 -Common stock, $0.01 par
value; Authorized 50,000,000
shares; issued and outstanding
2,505,833 at May 31, 1996 and       33,878      25,058
issued and outstanding
3,387,779 at November 30, 1996
 -Preferred stock, no par
value; Authorized 10,000,000             0           0
shares; issued and outstanding
0 (none)
 -Additional paid-in-capital       267,219      57,563
 -Retained earnings (deficit)     (297,752)   (102,456)

Total Stockholders' Equity           3,345    (19,835)

Total Liabilities and             $340,758     $13,896
Stockholders' Equity              ========    ========
       See notes to the Consolidated Financial Statements

             Energy Conservation International, Inc.
              (f/k/a Vision Marketing Group, Inc.)
                Consolidated Statements of Income

                      3 Months Ended         6 Months Ended
                   Nov. 30,   Dec. 31,     Nov. 30,   Dec. 31,
                     1996       1995         1996       1995
                (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)


Revenues            $ 15,077  $(10,240)   $ 18,610    $ 2,001
Cost of sales         31,052    (3,516)     34,059        150

Gross Profit        (15,975)    (6,724)   (15,449)      1,851

Selling and
operating expenses   106,333     13,068    172,311     29,163

Income (loss) from (122,308)   (19,792)  (187,760)   (27,312)
operations

Interest expense     (4,003)      (771)    (4,596)      (771)

Other income
(expense)            (1,755)      (508)    (2,944)    (1,522)

Income (loss)      (128,066)   (21,071)  (195,300)   (29,605)
before taxes

Provision
(benefit) for              0          0          0          0
income taxes

Net income (loss)  $(128,066)  $(21,071)  $(195,300)  $(29,605)
                    ========    ========   ========    ========
Net income per
weighted average    $(0.047)   $(0.008)   $(0.074)   $(0.012)
common shares       ========   ========   ========   ========
Weighted average
common shares      2,745,590  2,505,833  2,641,314  2,505,833
outstanding         ========   ========   ========   ========






















       See notes to the Consolidated Financial Statements

             Energy Conservation International, Inc.
              (f/k/a Vision Marketing Group, Inc.)
         Consolidated Statements of Stockholders' Equity


                                    Additional   Retained       Total
                 Common  Preferred    Paid-In    Earnings/   Shareholders'
                  Stock   Stock       Capital    (Deficit)      Equity


BALANCE, May 31, $25,05   $  0        $57,563   $(102,452)     $(19,831)
1996

Issuance of       8,820      0        209,656           0       218,476
Common Stock

Net Loss              0      0              0    (195,300)     (195,300)


BALANCE Nov.    $33,878   $  0       $267,219   $(297,752)    $   3,345
30,1996         =======   =====      ========   ==========    =========
(Unaudited)






































       See notes to the Consolidated Financial Statements

             Energy Conservation International, Inc.
              (f/k/a Vision Marketing Group, Inc.)
              Consolidated Statements of Cash Flows

                                       6 Months Ended
                                 Nov. 30,1996   Dec. 31,1995
                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING:
 -Net income (loss)               $(195,300)     $ (29,605)
Adjustments to reconcile net
loss to net cash used for
operating activities:
 -Depreciation and amortization        6,106         1,522
(Increase) / decrease in assets:
 -Accounts receivable                 (9,987)            0
 -Inventory                          (87,652)            0
 -Prepaid expenses                   (17,487)            0
Increase / (decrease) in liabilities:
 -Accounts Payable                    85,292        13,382
 -Accrued expenses                    21,298        (5,364)

Net cash provided by (used in)
operating activities                (197,730)      (21,065)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property & equipment   (198,907)            0
Proceeds from sale of assets             154             0
Other assets - net                   (14,704)            0
Loans to related parties & others       (154)            0

Net cash provided by (used in)
investing activities                (213,611)            0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of            218,476             0
common stock
Related party debt - net             212,141         3,922
Borrowings of bank debt                    0        15,249
Repayments of long term debt         (15,049)            0

Net cash provided by (used in)
financing activities                 415,568        19,171

Net increase (decrease) in cash        4,227        (1,894)
CASH, beginning of period                  0         1,839

CASH, end of period                $   4,227      $     55
                                   =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest paid in cash              $   5,443     $    393
                                   =========     =========








       See notes to the Consolidated financial statements

             Energy Conservation International, Inc.
              (f/k/a Vision Marketing Group, Inc.)

                  Notes to Financial Statements

             November 30, 1996 and December 31, 1995



Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended November 30,1996 are not necessarily indicative of the results that may be expected for the year ended May 31,1997.

The  company changed it's fiscal year end from December 31 to May
31. These financial statements have a current period covering June thru November of 1996. It is not feasible or cost effective to recast and we are comparing to July thru December of 1995.

Note - 2 Principles of Consolidation

The consolidated financial statements include the accounts of ENERGY CONSERVATION INTERNATIONAL, INC. (f/k/a Vision Marketing Group, Inc.) and its wholly owned subsidiary, Mor-Lite of North America, Inc. which was started on June 13, 1996. All material intercompany transactions have been eliminated.

Note - 3 Acquisition of Subsidiary and Assets

On June 12, 1996 the State of Florida approved the Articles of Incorporation for Mor-Lite of North America, Inc. ("MLNA") a wholly owned subsidiary of the Company, and on June 13, 1996 the Company acquired some assets and U.S. Governmental part numbers from a company in the business of energy-efficient lighting products and elected to form this wholly owned subsidiary to facilitate the acquisition and to transact this business on behalf of the Company.






















                               F-6
Item 2 Management Discussion and Analysis

Results of Operations - Second Quarter ended November 30, 1996 compared to quarter ended December 31, 1995

As previously reported, the Company changed its fiscal year end from December 31 to May 31. This Form 10-Q has a current period covering September thru November of 1996. It is not feasible or cost-effective to recast and we are comparing it to October thru December of 1995.

Revenues for the quarter ended November 30, 1996 were $15,077 as compared to $(10,240) for the quarter ended December 31, 1995. (There was a sales return of $10,240 in October of 1995.) Cost of sales for the quarter ended November 30, 1996 were $31,052. They include cost of materials and allocated overhead of $12,784. However, due to the low volume of sales there was an additional $18,268 of factory overhead not allocated to sales or inventory, thus creating a negative gross profit of $15,795. Operating expenses for the quarter ended November 30, 1996 totaled $106,333
- an increase of 713.69% or $93,265 over the $13,068 of operating expenses for the 3-month period ended December 31, 1995. The majority of this increase can be attributed to the development costs associated with the Company's new subsidiary (Mor-Lite of North America, Inc. - MLNA) in the energy conservation field, which is where the Company is concentrating its efforts. The increase included payroll and sales representative costs associated with the staffing of MLNA's management and sales team, totaling $67,500.00, as compared to no payroll costs for the quarter ended December 31, 1995. For the current quarter this amount included accrued salaries of $19,500 to Mr. Jose A. Alvarez, the Chief Executive Officer of the Company, and $3,000 to Mr. Steven Alvarez, the Corporate Secretary and Controller. These salaries were not paid and Mr. Jose Alvarez and Mr. Steven Alavarez will not draw these salaries until the proper funds are available. The amount owed them is reflected as part of the `Due to Related Parties'. In addition Mr. Elton R. Guffey did not draw $10,000 of his salary, this amount is included in accrued salaries.

This increase for the quarter ended November 30, 1996 also included an additional $16,635 of selling and marketing expenses for travel, trade shows, marketing materials and advertising to present the Company's product to potential customers. There were no selling and marketing expenses for the quarter ended December 31, 1995.

The Company's interest expense was $4,003, compared to $771 for 1995. Other expenses included $1,767 for general depreciation and amortization, an increase of 247.83% or $1,259, compared to $508 for 1995. Net loss for the quarter ended November 30, 1996 was $128,066 or $0.047 per share, versus a loss of $21,071 or $0.008 per share for the quarter ended December 31,1995.

Plan of Operation

As disclosed in the U.S. Securities and Exchange Commission Form 10-KSB for the transition period from January 1, 1996 to May 31, 1996, the Company closed out its escrow on June 7, 1996. On June 12, 1996 the Board of Directors and the majority shareholders authorized the use of the proceeds of the offering to transact business in the energy conservation field; also on this date the state of Florida approved the Articles of Incorporation for Mor-Lite of North America, Inc. ("MLNA"), a wholly owned subsidiary of the Company. Moreover, on June 13, 1996 the Company acquired some assets and U.S. Governmental part numbers from a company in the business of energy efficient lighting products and elected to form this wholly owned subsidiary to facilitate the acquisition and transact business on behalf of the parent company -- Energy Conservation International, Inc. (ECI).

The Company for the quarter and six months ended November 30, 1996 has been expending its funds including advances from the CEO Mr. Jose Alvarez (see Liquidity and Capital Resources) to develop and position its subsidiary MLNA to present and market its products to potential customers including the Federal Government. It included the hiring of its management and sales team led by MLNA President Mr. Elton R. Guffey and Mr. Dale K. Adams, Vice President and Director of Marketing. Mr. Adams has been involved with energy conservation products for the past 26 years. The
Company has now obtained necessary equipment, inventory and facilities to become fully operational.

The Company's subsidiary, MLNA, is now operational with the same directors as ECI, led by Chairman Daniel S. Pena, Sr. and CEO Jose A. Alvarez. The executives of MLNA, as indicated, have many years of industry experience in the energy conservation field, as well as extensive knowledge of dealing with U.S. Government contracts. The Company had started preliminary energy audits and prepared bids on both commercial and Governmental contracts. The Company had received an order at the end of November 30, 1996 for $135,573.

The  management of the Company intends to pursue other  potential
mergers and acquisitions in the energy conservation field.   This
will enable the Company to increase in size and revenues and thus become a more dominant player in this dynamic field.

Liquidity and Capital Resources

The funds raised by the sale, at the closing of the escrow mentioned above, of the 35,001 shares of common stock which raised $210,006 - pursuant to the Offering and Prospectus dated June 7, 1995 - have been used to start and develop the operation of MLNA, with the proceeds used to market, purchase inventory and some equipment, and hire personnel, as required, for MLNA to
become  a  fully  operational company.   The  Company's  lack  of
operating revenues as it has been developing MLNA has failed to provide sufficient cash to meet the Company's operational and development costs. The Company was not able to secure from financial institutions the funds to purchase the new equipment needed to produce its product or finance its daily operations. Since the Company needed this new equipment to be able to produce its product, Mr. and Mrs. Jose A. Alvarez personally loaned $150,000 from personal assets, and lent it to the corporation as an unsecured loan to accomplish this. Mr. and Mrs. Alvarez also lent the corporation an additional $30,568 thru November 30, 1996 for its daily operations. Whereas, these loans where absolutely necessary for the corporation to continue its existence, the Board of Directors (with Mr. Jose Alvarez obstaining) on November 8, 1996 resolved to issue Mr. and Mrs. Jose Alvarez 846,945 shares of common stock for $8,469.45 as part of the loan agreement consideration and funds advanced.

The Company's sources of capital in the future should come from operating revenues as it starts producing sales. The Company is also continuing to seek financing sources and Mr. Alvarez will be making additional fund advances.

             Energy Conservation International, Inc.
              (f/k/a Vision Marketing Group, Inc.)

PART II     Other Information


Item 1      Legal Proceedings

On October 14, 1996 the Company's subsidiary Mor-Lite of North America, Inc. was named in a legal proceeding as "a successor corporation" in a case versus Mor-lite, Inc., the company from which some assets were purchased. This was an asset purchase and there was no continuation of business nor any common shareholders. The Company expects to be successful in being dropped as a defendant since it did not assume any liabilities nor was there a continuation of business.

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

Item 5 Other Information (Additional Stock Issue)

See Liquidity and Capital Resources, Page 10

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