Form 10QSB/A
period 1996-11-30
ENERGY CONSERVATION INTERNATIONAL INC
filed 1997-02-20
CIK 920757

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
30,1996         =======   =====      ========   ==========    =========
(Unaudited)






































       See notes to the Consolidated Financial Statements

             Energy Conservation International, Inc.
              (f/k/a Vision Marketing Group, Inc.)
              Consolidated Statements of Cash Flows

                                       6 Months Ended
                                 Nov. 30,1996   Dec. 31,1995
                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING:
 -Net income (loss)               $(195,300)     $ (29,605)
Adjustments to reconcile net
loss to net cash used for
operating activities:
 -Depreciation and amortization        6,106         1,522
(Increase) / decrease in assets:
 -Accounts receivable                 (9,987)            0
 -Inventory                          (87,652)            0
 -Prepaid expenses                   (17,487)            0
Increase / (decrease) in liabilities:
 -Accounts Payable                    85,292        12,382
 -Accrued expenses                    21,298        (5,364)

Net cash provided by (used in)
operating activities                (197,730)      (21,065)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property & equipment   (198,907)            0
Proceeds from sale of assets             154             0
Other assets - net                   (14,704)            0
Loans to related parties & others       (154)            0

Net cash provided by (used in)
investing activities                (213,611)            0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of            218,476             0
common stock
Related party debt - net             212,141         3,922
Borrowings of bank debt                    0        15,249
Repayments of long term debt         (15,049)            0

Net cash provided by (used in)
financing activities                 415,568        19,171

Net increase (decrease) in cash        4,227        (1,894)
CASH, beginning of period                  0         1,839

CASH, end of period                $   4,227      $   (55)
                                   =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest paid in cash              $   5,443     $    393
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