Form 10-Q
period 1997-02-28
ENERGY CONSERVATION INTERNATIONAL INC
filed 1997-04-11
CIK 920757

Form 12b-25
[As last amended in Release No. 34-35113. December 19, 1994, 59 F.R. 67752.]

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 12b-25

                        NOTIFICATION OF LATE FILING

                               (Check One):

   [ ]Form 10-K  [ ]Form 20-F  [ ]Form 11-K  [X]Form 10-Q  [ ]Form N-SAR
               For Period Ended: February 28, 1997


Part I----Registrant Information

     Full Name of Registrant
     Energy Conservation International, Inc.
     Former Name if Applicable
     Vision Marketing Group, Inc.
     Address of Principal Executive Office (Street and Number)
     503 Barnes Dr.
     City, State and Zip Code
     Brandon, FL 33511

Part III---Narrative

The Company needs additional time to collect and complete the information needed to file the 10-Q report, for the quarter ended 2/28/97, as accurately and completely as possible.

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

               (Name of Registrant as specified in charter)
has caused this notification to be signed on its behalf be the undersigned thereunto duly authorized.
Date 04/11/97                  By Jose A. Alvarez